Form 10-Q
period 2021-09-30
CFSB Bancorp, Inc. /MA/
filed 2021-12-22
CIK 1879103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number:
333-259406

CFSB Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)

United States of America	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Beach Street Quincy, Massachusetts	02170
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(617) 471-0750

Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).     Yes  ☐    No  ☒
As of December 20, 2021, the registrant had no shares of common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE
CFSB Bancorp, Inc. (the “Company,” “we” or “our”) is the proposed stock holding company for Colonial Federal Savings Bank upon the reorganization of Colonial Federal Savings Bank into the mutual holding company structure. As of September 30, 2021, the reorganization had not been completed, and the Company was in formation and had no assets or liabilities and had not conducted any business activities other than formational activities. Accordingly, the unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form
10-Q
relate solely to Colonial Federal Savings Bank and its subsidiary.
The unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form
10-Q
should be read in conjunction with the audited consolidated financial statements and related notes of Colonial Federal Savings Bank at June 30, 2021 and 2020 and for the years then ended contained in the Company’s definitive prospectus dated November 10, 2021 (the “Prospectus”), as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 19, 2021.

Item 1. Financial Statements.
Colonial Federal Savings Bank and Subsidiary
Consolidated Balance Sheets
(In thousands)

	September 30, 2021 (Unaudited)	June 30, 2021
Assets
Cash and due from banks	$1,651	$1,708
Short-term investments (defined in footnotes)	36,056	38,970

Total cash and cash equivalents	37,707	40,678
Certificates of deposit	980	980
Securities available for sale, at fair value	274	2,294
Securities held to maturity, at amortized cost , fair value of $111,636 at September 30, 2021 and $107,391 at June 30, 2021	110,178	105,114
Federal Home Loan Bank stock, at cost	453	453
Loans, net of allowance for loan losses of $1,737 in September 30, 2021 and $1,722 in June 30, 2021	171,112	174,433
Premises and equipment, net	3,400	3,459
Accrued interest receivable	1,080	1,146
Bank-owned life insurance	9,945	9,250
Deferred tax asset	734	665
Other assets	838	382

	$336,701	$338,854

Liabilities and Retained Earnings
Deposits
Non-interest bearing	$30,118	$30,129
Interest-bearing	252,064	254,505

Total deposits	282,182	284,634
Short-term borrowings	459	918
Mortgagors’ escrow accounts	1,584	1,572
Accrued expenses and other liabilities	3,369	3,085

Total liabilities	287,594	290,209

Commitments and contingencies (Note 9 )
Retained earnings	49,100	48,628
Accumulated other comprehensive income	7	17

Total retained earnings	49,107	48,645

	$336,701	$338,854

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Colonial Federal Savings Bank and Subsidiary
Consolidated Statements of Net Income (Unaudited
)
(In thousands)

	Three months ended
	September 30, 2021	September 30, 2020
Interest and dividend income:
Interest and fees on loans	$1,654	$1,851
Interest and dividends on debt securities:
Taxable	465	439
Tax exempt	123	143
Interest on short-term investments and certificates of deposit	19	18

Total interest and dividend income	2,261	2,451

Interest expense:
Deposits	274	668
Short-term borrowings	4	22

Total interest expense	278	690

Net interest income	1,983	1,761
Provision for loan losses	15	15

Net interest income, after provision for loan losses	1,968	1,746

Non-interest income:
Customer service fees	30	27
Income on bank-owned life insurance	74	72
Gain on sale of securities available for sale	48	—
Other income	104	97

Total non-interest income	256	196

Non-interest expense:
Salaries and employee benefits	997	919
Occupancy and equipment	210	192
Advertising	41	25
Data processing	80	84
Deposit insurance	22	21
Other general and administrative	302	266

Total non-interest expense	1,652	1,507

Income before income taxes	572	435
Provision for income taxes	100	55

Net income	$472	$380

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Colonial Federal Savings Bank and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three months ended
	September 30, 2021	September 30, 2020
Net income	$472	$380
Other comprehensive income:
Change in unrealized holding gains (losses)	34	(2)
Reclassification adjustment for net realized gains included in income	(48)	—

Net change in unrealized losses	(14)	(2)
Tax effect	4	—

Net-of-tax amount	(10)	(2)

Comprehensive income	$462	$378

The tax effect related to net realized gain on sale of security available for sale was $14,000 for the three months ended September 30, 2021.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Colonial Federal Savings Bank and Subsidiary
Consolidated Statements of Changes in Retained Earnings (Unaudited)
(In thousands)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2021	$48,628	$17	$48,645
Comprehensive income (loss)	472	(10)	462

Balance at September 30, 2021	$49,100	$7	$49,107

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2020	$47,236	$10	$47,246
Comprehensive income (loss)	380	(2)	378

Balance at September 30, 2020	$47,616	$8	$47,624

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Colonial Federal Savings Bank and Subsidiary
Consolidated Statements of Changes of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income	$472	$380
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15	15
Gain on sales of securities available for sale, net	(48)	—
Depreciation and amortization, net	199	168
Net change in:
Cash surrender value of bank-owned life insurance	(74)	(72)
Accrued interest receivable	66	37
Other, net	(223)	85

Net cash provided by operating activities	407	613

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	23	27
Sales	2,031	—
Activity in securities held to maturity:
Maturities, prepayments and calls	5,061	5,873
Purchases	(10,259)	(8,064)
Loan originations and payments, net	3,306	2,787
Additions to premises and equipment	(6)	(58)
Purchase of bank-owned life insurance	(635)	—

Net cash (used in) provided by investing activities	(479)	565

Cash flows from financing activities:
Net (decrease) increase in deposits	(2,452)	905
Net (decrease) increase in short-term borrowings	(459)	1,149
Repayments of long-term borrowings	—	(2,163)
Net increase in mortgagors’ escrow accounts	12	20

Net cash used in financing activities	(2,899)	(89)

Net change in cash and cash equivalents	(2,971)	1,089
Cash and cash equivalents at beginning of year	40,678	38,344

Cash and cash equivalents at end of year	$37,707	$39,433

Supplemental information:
Interest paid on deposits, short term borrowings and long-term debt	$278	$692
Income taxes paid	$83	$82
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Colonial Federal Savings Bank and Subsidiary
Notes to Unaudited Consolidated Financial Statements
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS
Basis of presentation and consolidation
These unaudited consolidated financial statements include the accounts of Colonial Federal Savings Bank (the “Bank”) and its wholly-owned subsidiary, Beach Street Security Corporation, which was established for the purpose of buying, holding and selling securities. All significant intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, all adjustments necessary for a fair presentation are reflected in these unaudited consolidated financial statements, and all adjustments made are of a normal recurring nature.
Business
The Bank provides a variety of financial services to individuals and small businesses through its offices in Quincy, Holbrook and Weymouth. Its primary deposit products are savings, checking and term certificate accounts, and its primary lending product are residential mortgage loans and, to a lesser extent, commercial and multi-family real estate loans.
Reorganization and Offering
On September 8, 2021, the Board of Directors of the Bank adopted the Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the “Plan”) whereby the Bank will reorganize from a federally chartered mutual savings bank to a two-tier
mutual holding company structure. The mutual holding company (the “MHC”) will be a federal corporation, and all of the current ownership and voting rights of the members of the Bank will be transferred to the MHC. As part of the Plan, the Bank will convert to a federal stock savings bank (the “Stock Bank”) and a stock holding company (the “Holding Company”) will be established as a federal corporation and a majority-owned subsidiary of the MHC at all times so long as the MHC remains in existence. Concurrently with the reorganization, the Holding Company intends to offer for sale 43% of its common stock in the stock offering and contribute 2% of its common stock to a charitable foundation to be established as a part of the reorganization. The remainder of the Holding Company common stock will be held by the MHC. The Holding Company will offer shares of common stock for sale on a priority basis to depositors of the Bank and the tax qualified employee plans of the Bank, with any remaining shares to be offered for sale to the public in a community offering, a syndicated offering or a firm commitment underwriting offering or a combination thereof.
Use of estimates
In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the unaudited consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term is the allowance for loan losses.
Reclassification
Certain amounts in the 2020 unaudited consolidated financial statements have been reclassified to conform to the 2021 presentation.
Recent accounting pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”)
2016-02,
Leases (Topic 842). This ASU is intended to improve financial reporting about leasing transactions and the key provision impacting the Bank is the requirement for a lessee to record a right-to-use
asset and a liability representing the obligation to make lease payments for long-term operating leases. The ASU, as amended, will be effective for fiscal years beginning after December 15, 2021. Management is currently evaluating the impact of adopting this ASU. It is expected that assets and liabilities will increase based on the estimated present value of remaining lease payments in place at the adoption date.

Colonial Federal Savings Bank and Subsidiary
Notes to Unaudited Consolidated Financial Statements (Continued)

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This ASU, as amended, is effective for fiscal years beginning after December 15, 2022. Management is currently evaluating the impact of adopting this ASU to the unaudited consolidated financial statements, which may be material.

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS
Effective March 26, 2020, the Board of Governors of the Federal Reserve reduced reserve requirement ratios to zero percent and therefore no reserve balance was required at September 30, 2021 or June 30, 2021.

3.	SECURITIES
The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	September 30, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Debt obligations	$—	$—	$—	$—
Mortgage-backed securities	241	10	—	251
Collateralized mortgage obligations	23	—	—	23

Total securities available for sale	$264	$10	$—	$274

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$1,000	$1	$—	$1,001
Mortgage-backed securities	31,891	1,111	(97)	32,905
Collateralized mortgage obligations	14	—	—	14
Municipal bonds	40,265	320	(408)	40,177
Corporate bonds	37,008	743	(212)	37,539

Total securities held to maturity	$110,178	$2,175	$(717)	$111,636

Colonial Federal Savings Bank and Subsidiary
Notes to Unaudited Consolidated Financial Statements (Continued)

	June 30, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Debt obligations	$1,983	$12	$—	$1,995
Mortgage-backed securities	260	12	—	272
Collateralized mortgage obligations	27	—	—	27

Total securities available for sale	$2,270	$24	$—	$2,294

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$1,001	$12	$—	$1,013
Mortgage-backed securities	27,680	1,229	(12)	28,897
Collateralized mortgage obligations	17	1	—	18
Municipal bonds	38,360	458	(216)	38,602
Corporate bonds	38,056	936	(131)	38,861

Total securities held to maturity	$105,114	$2,636	$(359)	$107,391

Securities with an amortized cost of $7,979,000 and a fair value of $8,037,000 at September 30, 2021 were pledged to secure a credit line with the Federal Reserve Bank. See Note 7.
The amortized cost and fair value of debt securities, by contractual maturity, at September 30, 2021, is shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$7,454	$7,623
Over 1 year through 5 years	—	—	26,639	27,024
Over 5 years through 10 years	—	—	20,761	21,031
Over 10 years	—	—	23,419	23,039
	—	—	78,273	78,717
Mortgage-backed securities	241	251	31,891	32,905
Collateralized mortgage obligations	23	23	14	14

	$264	$274	$110,178	$111,636

Information pertaining to securities with gross unrealized losses at September 30, 2021 and June 30, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
September 30, 2021
Securities held to maturity:
Mortgage-backed securities	$92	$8,778	$5	$738
Municipal bonds	345	12,645	63	1,726
Corporate bonds	185	12,074	27	973

Total temporarily impaired securities held to maturity	$622	$33,497	$95	$3,437

Colonial Federal Savings Bank and Subsidiary
Notes to Unaudited Consolidated Financial Statements (Continued)

	Less Than Twelve Months		Over Twelve Months
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
June 30, 2021
Securities held to maturity:
Mortgage-backed securities	$12	$2,598	$—	$—
Municipal bonds	216	7,839	—	—
Corporate bonds	131	9,249	—	—

Total temporarily impaired securities held to maturity	$359	$19,686	$—	$—

At September 30, 2021, 31 debt securities have unrealized losses with aggregate depreciation of 1.91% from the Bank’s amortized cost basis. These unrealized losses are the result of changes in the interest rate environment and there have been no downgrades in the investment quality of these securities. The contractual terms of these securities do not permit the entities to settle the security at a price less than par value. Because the Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, it does not consider these securities to be other-than-temporarily impaired at September 30, 2021.
Proceeds from the sale of securities available for sale was $2,031,000 for the three months ended September 2021. There were no sales for the three months ended September 30, 2020.

4.	LOANS
A summary of the balances of loans follows:

(In thousands)	September 30, 2021	June 30, 2021
Mortgage loans on real estate:
Residential:
1-4 family	$137,196	$139,687
Multifamily	15,415	15,868
Second mortgages and home equity lines of credit	2,294	2,454
Commercial	16,160	16,366

Total mortgage loans on real estate	171,065	174,375

Other loans:
Consumer	103	139
Home improvement	2,035	1,972

Total other loans	2,138	2,111

Total loans	173,203	176,486
Less: Allowance for loan losses	(1,737)	(1,722)
Net deferred loan fees	(354)	(331)

Loans, net	$171,112	$174,433

Mortgage loans serviced for others are not included in the accompanying unaudited consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $495,000 at September 30, 2021 and $499,000 at June 30, 2021.
Residential loans are subject to a blanket lien securing FHLB advances. See Note 7.

Colonial Federal Savings Bank and Subsidiary
Notes to Unaudited Consolidated Financial Statements (Continued)

Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of a loan receivable is charged off as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as a critical accounting policy.
The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a given borrower’s ability to repay, the estimated value of any underlying collateral, the size and composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.
The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. We do not separately identify consumer loans for impairment disclosure unless such loans are subject to a troubled debt restructuring agreement. The general component covers pools of loans by loan class not considered impaired. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include: (1) levels and trends in delinquent, classified, non-accrual
and impaired loans, as well as loan modifications; (2) trends in the nature and volume of the portfolio and terms of loans and the existence and effect of any concentrations of credit and changes in the level of such concentrations; (3) effects of the changes in risk selection and lending policies and procedures, including underwriting standards and collection, charge-off,
and recovery practices; (4) experience, ability, and depth of lending department management and other relevant staff; and (5) national, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans. Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. As a result of the COVID-19 pandemic, we increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions. An unallocated component of the allowance for loan losses is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Colonial Federal Savings Bank and Subsidiary
Notes to Unaudited Consolidated Financial Statements (Continued)

Activity in the allowance for loan losses and allocation of the allowance to loan segments follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses - September 30, 2021:
Balance at June 30, 2021	$1,262	$279	$58	$123	$1,722
Provision (credit) for loan losses	(37)	(4)	1	55	15
Loans charged-off	—	—	—	—	—
Recoveries	—	—	—	—	—

Balance at September 30, 2021	$1,225	$275	$59	$178	$1,737

Allowance for loan losses - September 30, 2020:
Balance at June 30, 2020	$1,228	$301	$48	$85	$1,662
Provision (credit) for loan losses	12	(4)	3	4	15
Loans charged-off	—	—	—	—	—
Recoveries	—	—	—	—	—

Balance at September 30, 2020	$1,240	$297	$51	$89	$1,677

September 30, 2021
Allowance for loan losses for loans individually evaluated for impairment	$—	$—	$—	$—	$—
Allowance for loan losses for loans collectively evaluated for impairment	1,225	275	59	178	1,737

Total allowance for loan losses	$1,225	$275	$59	$178	$1,737

Loans individually evaluated and deemed impaired	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	154,905	16,160	2,138	—	173,203

Total loans	$154,905	$16,160	$2,138	$—	$173,203

June 30, 2021
Allowance for loan losses for loans individually evaluated for impairment	$—	$—	$—	$—	$—
Allowance for loan losses for loans collectively evaluated for impairment	1,262	279	58	123	1,722

Total allowance for loan losses	$1,262	$279	$58	$123	$1,722

Loans individually evaluated and deemed impaired	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	158,009	16,366	2,111	—	176,486

Total loans	$158,009	$16,366	$2,111	$—	$176,486

At September 30, 2021 and June 30, 2021, there were no past due loans or loans on non-accrual.
At September 30, 2021 and June 30, 2021, there were no loans past due ninety days or more and still accruing.
There were no impaired loans at September 30, 2021 or June 30, 2021.
During the three months ended September 30, 2021 and 2020, there were no troubled debt restructurings or troubled debt restructurings that defaulted in the first twelve months after restructuring. Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings. Any reserve required is recorded through the provision for loan losses.

Colonial Federal Savings Bank and Subsidiary
Notes to Unaudited Consolidated Financial Statements (Continued)

Credit Quality Information
The Bank utilizes an internal loan rating system for residential real estate, commercial real estate, and construction loans as follows:
Pass: Loans in this category are considered to pose low to average risk. Passed assets are generally protected by the current net worth and paying capacity of the obligor or by the value of collateral pledged.
Special Mention: Loans in this category possess credit deficiencies or potential weaknesses deserving management’s close attention. If uncorrected, such deficiencies or weaknesses may expose the Bank to an increased risk of loss.
Substandard: Loans in this category are considered to be inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. These assets have a well- defined weakness and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.)
Doubtful: Loans in this category have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.
Loss: Loans in this category are considered uncollectible and continuance as a bankable asset is not warranted. Loans in this category are generally charged-off.
On an annual basis, or more often if needed, the Bank formally reviews the ratings on all commercial real estate and construction loans. On a monthly basis, the Bank reviews the residential and other loan portfolios for credit quality primarily through the use of delinquency reports.
The following table presents information on the Bank’s loans by risk ratings at September 30, 2021 and June 30, 2021:

	September 30, 2021		June 30, 2021
(In thousands)	Residential Real Estate	Commercial Real Estate	Residential Real Estate	Commercial Real Estate
Pass	$154,905	$14,147	$158,009	$14,342
Special mention	—	2,013	—	2,024

	$154,905	$16,160	$158,009	$16,366

At September 30, 2021 and June 30, 2021, there were no loans rated substandard, doubtful or loss.

5.	PREMISES AND EQUIPMENT
A su
m
mary of the cost and accumulated depreciation and amortization of premises and equipment follows:

(In thousands)	September 30, 2021	June 30, 2021
Land	$1,553	$1,553
Bank buildings	1,066	1,066
Building improvements	926	926
Furniture, fixtures and equipment	1,273	1,267
Leasehold improvements	167	167

	4,985	4,979
Less accumulated depreciation and amortization	(1,585)	(1,520)

	$3,400	$3,459

Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 amounted to $65,000 and $66,000, respectively.

Colonial Federal Savings Bank and Subsidiary
Notes to Unaudited Consolidated Financial Statements (Continued)

6.	DEPOSITS
A summary of deposit balances, by type, is as follows:

(In thousands)	September 30, 2021	June 30, 2021
NOW and demand	$60,094	$62,745
Regular and other	71,054	68,998
Money market deposits	41,068	41,319

Total non-certificate accounts	172,216	173,062

Term certificates of $250,000 or more	26,219	25,833
Term certificates less than $250,000	83,747	85,739

Total certificate accounts	109,966	111,572

Total deposits	$282,182	$284,634

A summary of certificate accounts by maturity is as follows:

	September 30, 2021		June 30, 2021
(In thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due within 1 year	$75,259	0.50%	$67,440	0.66%
Over 1 year to 2 years	25,272	1.48	33,517	1.11
Over 2 years to 3 years	5,361	0.98	5,208	1.86
Over 3 years to 5 years	4,074	0.81	5,407	0.95

	$109,966	0.76%	$111,572	0.86%

7.	FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
Short-term FHLB advances with an original maturity of less than one year amounted to $459,000 with a weighted average rate of 2.65% at September 30, 2021 and $918,000 with a weighted average rate of 2.75% at June 30, 2021. There were no long term FHLB advances outstanding at September 30, 2021.
The Bank has an available line of credit in the amount of $2,354,000 with the FHLB of Boston at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank’s total assets. At September 30, 2021 and June 30, 2021, there were no funds advanced under the line of credit. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as first mortgage loans on owner-occupied
1-4
family residential property.
The Bank has an available line of credit under the Federal Reserve Bank
Borrower-in-Custody
program offered through the Discount Window. Under the terms of the credit line at September 30, 2021 and June 30, 2021, the Bank has pledged certain qualifying securities with a fair market value of $8,037,000 and $10,081,000, respectively, and the line bears a variable interest rate equal to the federal funds rate plus 0.50%. At September 30, 2021 and June 30, 2021, there was no outstanding balance under this program.

8.	MINIMUM REGULATORY CAPITAL REQUIREMENTS
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s unaudited consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Colonial Federal Savings Bank and Subsidiary
Notes to Unaudited Consolidated Financial Statements (Continued)

Federal banking regulations require minimum capital requirements for community banking institutions as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital, Tier 1 capital or total capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. At September 30, 2021, the Bank meets the required capital conservation buffer. Management believes that the Bank’s capital levels will remain characterized as “well capitalized.”
As of September 30, 2021, the most recent notification from the Office of the Comptroller of Currency (“OCC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Bank’s actual capital amounts and ratios as of September 30, 2021 and June 30, 2021 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021:
Total capital (to risk weighted assets)	$50,837	30.1%	$13,504	8.0%	$16,880	10.0%
Common equity Tier 1 capital (to risk weighted assets)	49,100	29.1	7,596	4.5	10,972	6.5
Tier 1 capital (to risk weighted assets)	49,100	29.1	10,128	6.0	13,504	8.0
Tier 1 capital (to adjusted total assets)	49,100	14.6	13,494	4.0	16,868	5.0
June 30, 2021:
Total capital (to risk weighted assets)	$50,350	29.7%	$13,585	8.0%	$16,981	10.0%
Common equity Tier 1 capital (to risk weighted assets)	48,628	28.6	7,641	4.5	11,038	6.5
Tier 1 capital (to risk weighted assets)	48,628	28.6	10,189	6.0	13,585	8.0
Tier 1 capital (to adjusted total assets)	48,628	14.4	13,519	4.0	16,898	5.0

9.	COMMITMENTS AND CONTINGENCIES
Loan commitments
The Bank is a party to credit-related financial instruments with off-balance
sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and advance funds on lines-of-credit.
Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the unaudited consolidated balance sheets.
The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank uses the same credit policies in making commitments as it does for on-balance
sheet instruments.
At September 30, 2021 and June 30, 2021, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In thousands)	September 30, 2021	June 30, 2021
Commitments to grant loans	$250	$1,460
Unadvanced funds on equity lines of credit	5,584	5,659
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for construction loans and lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements.

Colonial Federal Savings Bank and Subsidiary
Notes to Unaudited Consolidated Financial Statements (Continued)

The Bank evaluates each customer’s credit worthiness on a
case-by-case
basis and the commitments are collateralized by real estate.
Operating lease commitments
Pursuant to the terms of noncancelable lease agreements in effect at September 30, 2021 pertaining to premises, future minimum rent commitments for 2021 through 2026 and thereafter amounted to $64,000, $119,000, $119,000, $119,000, $119,000 and $747,000, respectively.
The cost of such rentals is not included above. Total rent expense for the three months ended September 30, 2021 and 2020 amounted to $23,000 and $23,000, respectively.
Other contingencies
Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Bank’s unaudited consolidated financial statements.

10.	EMPLOYEE BENEFIT PLANS
Defined benefit plan
The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“The Pentegra DB Plan”), a
tax-qualified
defined-benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.
Pension expense under the Pentegra DB Plan amounted to $195,000 for the three months ended September 30, 2021 and 2020. There were no contributions to the Pentegra DB Plan for the three months ended September 30, 2021 and 2020.
401(k) plan
The Bank has a savings plan which is intended to qualify under Section 401(k) of the Internal Revenue Code. The plan provides for voluntary contributions by participating employees ranging from 2% to 15% of their compensation, subject to certain limitations. The Bank matches 20% of the employee’s voluntary contributions up to 3% of their compensation. Employer 401(k) contribution expense amounted to $11,000 and $10,000 for the three months ended September 30, 2021 and 2020, respectively.
Supplemental compensation plan
The Bank has entered into a Supplemental Executive Retirement Plan (the “SERP”) with certain officers, which provides for payments upon attaining the retirement age noted in the SERP. The present value of these future payments is provided over the remaining terms of the officers’ employment and at September 30, 2021 and June 30, 2021, the accrued liability amounted to $764,000 and $748,000, respectively. SERP expense for the three months ended September 30, 2021 and 2020 amounted to $16,000 and $22,000, respectively. In connection with these SERPs, the Bank purchased life insurance policies, which had a cash surrender value of $5,596,000 and $4,922,000 at September 30, 2021 and June 30, 2021, respectively.
In addition, the Bank provides death benefits for officers and directors of the Bank under the terms of Split Dollar Agreements. The Bank has purchased life insurance contracts in connection with these agreements and the cash surrender value of the policies at September 30, 2021 and June 30, 2021 amounted to $4,349,000 and $4,328,000, respectively. For the three months ended September 30, 2021 and 2020, post-retirement expense related to these obligations amounted to $16,000 and $17,000, respectively.

Colonial Federal Savings Bank and Subsidiary
Notes to Unaudited Consolidated Financial Statements (Continued)

11.	FAIR VALUE OF ASSETS AND LIABILITIES
Determination of fair value
The Bank uses fair value measurements to record fair value adjustments to certain assets. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in some instances, quoted market prices may not be available. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques, including collateral value. Those techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
Fair value hierarchy
The Bank groups its assets that are measured at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.
Level 1 – Valuation is based on quoted prices in active exchange markets for identical assets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets.
Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. Level 3 assets include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
Assets and liabilities measured at fair value on a recurring basis
At September 30, 2021 and June 30, 2021, securities available for sale were measured at Level 2 with a fair value of $274,000 and $2,294,000, respectively. All fair value measurements are obtained from a third-party pricing service and are not adjusted by management. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no securities measured at fair value in Levels 1 and 3.
There are no liabilities measured at fair value on a recurring basis at September 30, 2021 and June 30, 2021.
Assets and liabilities measured at fair value on a
non-recurring
basis
The Bank may also be required, from time to time, to measure certain other financial assets on a non-recurring
basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market
accounting or write-downs of individual assets. There are no assets or liabilities measured at fair value on a non-recurring
basis at September 30, 2021 or June 30, 2021.

Colonial Federal Savings Bank and Subsidiary
Notes to Unaudited Consolidated Financial Statements (Continued)

	September 30, 2021
(In thousands)	Carrying Value	Level 1	Fair Value Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$37,707	$37,707	$—	$—	$37,707
Certificates of deposits	980	—	980	—	980
Securities available for sale	274	—	274	—	274
Securities held to maturity	110,178	—	111,634	—	111,634
Federal Home Loan Bank of Boston stock	453	—	—	453	453
Loans—net	171,112	—	—	174,138	174,138
Accrued interest receivable	1,080	—	—	1,080	1,080
Liabilities:					—
Deposits	282,182	—	—	282,325	282,325
Short term borrowings	459	—	—	462	462
Accrued interest payable	3	—	—	3	3

	June 30, 2021
(In thousands)	Carrying Value	Level 1	Fair Value Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$40,678	$40,678	$—	$—	$40,678
Certificates of deposits	980	—	988	—	988
Securities available for sale	2,294	—	2,294	—	2,294
Securities held to maturity	105,114	—	107,391	—	107,391
Federal Home Loan Bank of Boston stock	453	—	—	453	453
Loans—net	174,433	—	—	177,324	177,324
Accrued interest receivable	1,146	—	—	1,146	1,146
Liabilities:					—
Deposits	284,634	—	—	285,915	285,915
Short term borrowings	918	—	—	925	925
Accrued interest payable	3	—	—	3	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis reflects our unaudited consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form
10-Q
and the audited consolidated financial statements, which appear beginning on page F-1 of the Prospectus. You should read the information in this section in conjunction with the business and financial information regarding Colonial Federal Savings Bank provided in the Prospectus.
Overview
Our results of operations depend primarily on our net interest income and, to a lesser extent, non-interest
income. Net interest income is the difference between the interest income we earn on our interest-earning
assets, consisting primarily of loans, securities and other
interest-earning
assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of deposits and borrowings. Non-interest income consists primarily of earnings on bank-owned life insurance, service charges on deposit accounts and other income. Our results of operations also are affected by our provision for loan losses and non-interest
expense. Non-interest expense consists primarily of salaries and employee benefits, occupancy and equipment, data processing costs, advertising, FDIC deposit insurance premiums and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.
Cautionary Note Regarding Forward-Looking Statements
This quarterly report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.
These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this report.
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	conditions relating to the COVID-19 pandemic, including the severity and duration of the associated economic slowdown either nationally or in our market areas, that are worse than expected;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to implement and change our business strategy;

•	competition among depository and other financial institutions;

•
inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

•	adverse changes in the securities or secondary mortgage markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;

•	changes in the quality or composition of our loan or investment portfolios;

•	technological changes that may be more difficult or expensive than expected;

•	the inability of third-party providers to perform as expected;

•	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;

•	our ability to manage market risk, credit risk and operational risk;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•
our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;

•	our compensation expense associated with equity allocated or awarded to our employees; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.
Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.
Critical Accounting Policies
The discussion and analysis of the financial condition and results of operations are based on our unaudited consolidated financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.
The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our unaudited consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:
Deferred Income Taxes.
At September 30, 2021, we had a net deferred tax asset totaling $726,000. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established if it is not more likely than not realizable. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting deferred tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize its federal and state deferred tax asset.
For more information on our critical accounting policies, see Note 1 of the notes to our consolidated financial statements within the Prospectus.
There have been no material changes to our critical accounting policies during the three months ended September 30, 2021.
Comparison of Financial Condition at September 30, 2021 and June 30, 2021
Total Assets.
 Total assets decreased
$2.2 million, or 0.6%, to $336.7 million at September 30, 2021 from $338.9 million at June 30, 2021. The decrease resulted primarily from decreases in cash and cash equivalents of $3.0 million, or 7.3%, securities available-for-sale
of $2.0 million, or 88.1%, and net loans of $3.3 million, or 1.9%, offset by an increase in securities held-to-maturity
of $5.1 million, or 4.8%.
Cash and Cash Equivalents.
Cash and cash equivalents decreased
$3.0 million, or 7.3%, to $37.7 million at September 30, 2021 from $40.7 million at June 30, 2021. The decrease resulted primarily from a decrease in deposits, and to a lesser extent, Federal Home Loan Bank advances.
Net Loans.
 Net loans decreased
$3.3 million, or 1.9%, to $171.1 million at September 30, 2021 from $174.4 million at June 30, 2021. The decrease resulted from decreases of $2.6 million, or 1.8%, in one-
to four-family residential real estate loans, $452,000, or 2.9%, in multi-family real estate loans and $205,000, or 1.3%, in commercial real estate loans.
One-
to four-family residential real estate loans decreased due to decreased originations and customers refinancing loans with other institutions as we elected not to originate such loans at the lower rates being offered by our competitors. The decrease in multi-family and commercial real estate loans reflected repayments exceeding originations during the quarter ended September 30, 2021.
Securities
Available-for-Sale.
 Securities
available-for-sale
decreased $2.0 million to $274,000 at September 30, 2021 from $2.3 million at June 30, 2021. The decrease was due to the sale in July 2021 of a $2.0 million seven-year U.S. Treasury security that was purchased in March 2021. The security was sold for a pre-tax
gain of $48,000.
Securities
Held-to-Maturity.
 Securities
held-to-maturity
increased $5.1 million, or 4.8%, to $110.2 million at September 30, 2021 from $105.1 million at June 30, 2021, as we invested excess cash into securities to increase our overall yield on our interest-earning assets.
Total Liabilities.
Total liabilities decreased $2.6 million, or 0.9%, to $287.6 million at September 30, 2021 from $290.2 million at June 30, 2021. The decrease reflected a decrease in deposits of $2.5 million, or 0.9%, and a $459,000, or 50.0%, decrease in Federal Home Loan Bank advances to $459,000 at September 30, 2021.
Deposits.
 Deposits decreased $2.5 million, or 0.9%, to $282.2 million at September 30, 2021 from $284.6 million at June 30, 2021. The decrease was primarily due to a $1.6 million, or 1.4%, decrease in certificates of deposit, a $1.3 million, or 4.2%, decrease in interest-bearing demand accounts and a $251,000, or 0.6%, decrease in money market accounts, offset by a $737,000, or 1.1%, increase in savings accounts. The decrease in certificates of deposit reflected depositors’ decision not to renew maturing certificates of deposit due to low current market interest rates.

Borrowings.
Borrowings, consisting entirely of Federal Home Loan Bank advances, totaled $459,000 at September 30, 2021 and $918,000 at June 30, 2021, the decline reflecting the effect of the maturity of a higher-costing borrowing.
Retained Earnings.
 Total capital increased $462,000, or 1.0%, to $49.1 million at September 30, 2021 from $48.6 million at June 30, 2021. The increase primarily
resulted from net income of $472,000 for the three months ended September 30, 2021.
Comparison of Operating Results for the Three Months Ended September 30, 2021 and September 30, 2020
General.
 We had net income of $472,000 for the three months ended September 30, 2021, compared to net income of $380,000 for the three months ended September 30, 2020, an increase of $92,000, or 24.2%. The increase in net income was primarily due to an increase in net interest income of $222,000, or 12.6%, and an increase of $60,000, or 30.6%, in non-interest
income, offset by an increase of $145,000, or 9.6%, in
non-interest
expense.
Interest and Dividend Income.
 Interest and dividend income decreased $190,000, or 7.8%, to $2.3 million for the three months ended September 30, 2021 from $2.5 million for the three months ended September 30, 2020. The decrease was attributable to a $197,000 decrease in interest on loans, offset by a $6,000 increase in interest on securities. Interest income on loans decreased primarily due to a decrease in the average balance of loans of $11.9 million to $174.9 million for the three months ended September 30, 2021 from $186.8 million for the three months ended September 30, 2020 and, to a lesser extent, due to a decrease in the average yield on loans of 18 basis points to 3.78% for the three months ended September 30, 2021 from 3.96% for the three months ended September 30, 2020. Interest income on securities increased due to an increase in the average balance of securities of $12.4 million to $106.3 million for the three months ended September 30, 2021 from $93.9 million for the three months ended September 30, 2020, offset by a decrease in the average yield on securities of 27 basis points to 2.21% for the three months ended September 30, 2021 from 2.48% for the three months ended September 30, 2020. The decreases in the average yields on loans and securities reflected the lower market interest rate environment existing in 2021.
Interest Expense.
 Interest expense decreased
$412,000, or 59.7%, to $278,000 for the three months ended September 30, 2021 from $690,000 for the three months ended September 30, 2020. The decrease was primarily due to a decrease of $394,000, or 63.7%, in interest expense on certificates of deposit. The average cost of certificates of deposit decreased 108 basis points to 0.81% for the three months ended September 30, 2021 from 1.89% for the three months ended September 30, 2020 and the average balance of certificates of deposit decreased $20.6 million to $110.6 million for the three months ended September 30, 2021 from $131.3 million for the three months ended September 30, 2020. Additionally, interest expense on borrowings, consisting entirely of FHLB advances, decreased $18,000, or 81.8%, to $4,000 for the three months ended September 30, 2021 from $22,000 for the three months ended September 30, 2020 due primarily to the decrease in the average balance of borrowings to $567,000 for the three months ended September 30, 2021 from $3.1 million for the three months ended September 30, 2020 and, to a lesser extent, a decline in the cost of borrowings of ten basis points to 2.74% for the three months ended September 30, 2021 from 2.84% for the three months ended September 30, 2020 due to the maturity of a higher-costing borrowing.

Net Interest Income.
 Net interest income increased $222,000, or 12.6%, to $2.0 million for the three months ended September 30, 2021 from $1.8 million for the three months ended September 30, 2020. The increase was due to an increase in average net interest-earning assets of $5.6 million combined with an increase in our net interest rate spread to 2.37% for the three months ended September 30, 2021 from 2.00% for the three months ended September 30, 2020. Our net interest margin increased to 2.46% for the three months ended September 30, 2021 compared to 2.21% for the three months ended September 30, 2020. The increase in the net interest rate spread was primarily a result of the yield on interest-earning assets decreasing at a slower rate than the decline in the cost of interest-bearing liabilities.

Provision for Loan Losses.
 We recorded a provision for loan losses of $15,000 for the three-month periods ended September 30, 2021 and September 30, 2020. The provision reflected the application of qualitative factors related to the economic conditions caused by the
COVID-19
pandemic, offset by a decrease in loans and continued strong asset quality. The allowance for loan losses was $1.7 million, or 1.00% of total loans, at September 30, 2021, compared to $1.7 million, or 0.93% of total loans, at September 30, 2020. We had $2.0 million of loans designated special mention at September 30, 2021, which represented a single loan collateralized by four commercial real estate properties. We did not have any loans designated as special mention at September 30, 2020. We had no loans that had been categorized as substandard, doubtful or loss at September 30, 2021 or 2020. We did not have any non-performing
loans at either September 30, 2021 or 2020. We did not have any charge-offs or recoveries for the three months ended September 30, 2021 or for the three months ended September 30, 2020.
Non-Interest Income.
Non-interest
income information is as follows.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	Amount	Percent

Customer service fees	$30	$27	$3	11.1%
Income on bank-owned life insurance	74	72	2	2.8%
Gain on security available for sale	48	—	48	-%
Other income	104	97	7	7.2%

Total non-interest income	$256	$196	$60	30.6%

Non-interest
income increased $60,000, or 30.6%, to $256,000 for the three months ended September 30, 2021 from $196,000 for the three months ended September 30, 2020. The increase was primarily due to a $48,000 gain realized on the sale in July 2021 of a $2.0 million seven-year U.S. Treasury security that was purchased in March 2021.
Non-Interest Expense.
Non-interest
expense information is as follows.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	Amount	Percent

Salaries and employee benefits	$997	$919	$78	8.5%
Occupancy and equipment	210	192	18	9.4%
Advertising	41	25	16	64.0%
Data processing	80	84	(4)	(4.8%)
Deposit insurance	22	21	1	4.8%
Other	302	266	36	13.5%

Total non-interest expense	$1,652	$1,507	$145	9.6%

Non-interest
expense increased
$145,000, or 9.6%, to $1.7 million for the three months ended September 30, 2021 from $1.5 million for the three months ended September 30, 2020. The increase was due primarily to a $78,000 increase in salaries and employee benefit expense due to normal annual merit salary and benefit increases, a $36,000 increase in other expenses due to increased audit expenses and a $18,000 increase in occupancy and equipment expense due to increased costs of service and maintenance contracts with various vendors.
Provision for Income Taxes.
 The provision for income taxes was $100,000 for the three months ended September 30, 2021, which represented a $45,000, or 81.8%, increase from the provision for income taxes of $55,000 for the three months ended September 30, 2020. Our effective tax rate was 17.0% and 12.6% for the quarters ended September 30, 2021 and September 30, 2020, respectively. The lower effective tax rate for the three months ended September 30, 2021 and 2020 as compared to the statutory rate reflected the benefit of our investment in tax-advantaged
municipal securities and bank-owned life insurance as well as reduced state taxes through utilization of a Massachusetts securities corporation to hold our investment securities. The increase in the provision for income taxes for the three months ended September 30, 2021 was due to higher pre-tax
income and higher earnings at the bank level for state tax purposes.

Average Balance and Yields.
The following tables set forth average balance sheets, average yields and costs, and certain other information for the years indicated. All average balances are daily average balances. No tax-
equivalent adjustments have been made. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $354,000 and $331,000 for the years ended September 30, 2021 and June 30, 2021, respectively.

	Three Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$174,897	$1,654	3.78%	$186,846	$1,851	3.96%
Securities	106,276	588	2.21%	93,938	582	2.48%
Other	41,478	19	0.18%	37,330	18	0.19%

Total interest-earning assets	322,651	2,261	2.80%	318,114	2,451	3.08%
Non-interest-earning assets	13,895			13,009

Total assets	$336,546			$331,123

Interest-bearing liabilities:
Interest-bearing demand deposits	$30,669	$4	0.05%	$26,800	$3	0.05%
Saving deposits	71,102	18	0.10%	62,768	16	0.10%
Money market deposits	41,120	27	0.26%	31,288	30	0.38%
Certificates of deposit	110,613	225	0.81%	131,260	619	1.89%

Total interest-bearing deposits	253,504	274	0.43%	252,116	668	1.06%
FHLB advances	567	4	2.74%	3,057	22	2.84%

Total interest-bearing liabilities	254,071	278	0.44%	255,173	690	1.08%

Non-interest-bearing demand deposits	30,237			25,544
Other non-interest-bearing liabilities	3,332			3,090

Total liabilities	287,640			283,807
Retained earnings	48,906			47,316

Total liabilities and equity	$336,546			$331,123

Net interest income		$1,983			$1,761

Net interest rate spread (1)			2.37%			2.00%
Net interest-bearing assets (2)	$68,580			$62,941

Net interest margin (3)			2.46%			2.21%
Average interest-bearing assets to interest-bearing liabilities			126.99%			124.67%

(1)	Net interest rate spread represents the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis
The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Three Months Ended September 30, 2021 vs 2020
(In thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$(118)	$(79)	$(197)
Securities	76	(70)	6
Other	2	(1)	1

Total interest-earning assets	(40)	(150)	(190)

Interest bearing liabilities:
Interest-bearing demand deposits	—	1	1
Savings deposits	2	—	2
Money market deposits	9	(12)	(3)
Certificates of deposit	(97)	(297)	(394)

Total deposits	(86)	(308)	(394)
FHLB advances	(18)	—	(18)

Total interest-bearing liabilities	(104)	(308)	(412)

Change in net interest income	$64	$158	$222

Management of Market Risk
General
. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage the impact of changes in market interest rates on net interest income and capital. We have an Asset/Liability Committee that is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. The Committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.
As part of our ongoing asset-liability management, we use the following strategies to manage our interest rate risk:

•	emphasize the marketing of our non-interest-bearing demand, money market, savings and demand accounts;

•	invest in short- to medium-term repricing and/or maturing securities whenever the market allows; and

•	maintain a strong capital position.
We do not engage in hedging activities, such as engaging in futures, options or interest rate swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed
securities.

We consider two types of simulations impacted by changes in interest rates, which are (1) net interest income and (2) changes in the economic value of equity.
Net Interest Income Analysis.
We analyze our sensitivity to changes in interest rates through our net interest income simulation model, the results of which are provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning
assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning September 30, 2021 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income.
Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast (In thousands)	Year 1 Change from Level
+400	$8,023	5.2%
+300	7,995	4.9%
+200	7,947	4.2%
+100	7,847	2.9%
Level	7,625	—%
-100	6,996	(8.3%)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
Economic Value of Equity
. We monitor interest rate risk through the use of a simulation model that estimates the amounts by which the fair value of our assets and liabilities (our economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. The quarterly reports developed in the simulation model assist us in identifying, measuring, monitoring and controlling interest rate risk to ensure compliance within our policy guidelines.
The table below sets forth, as of September 30, 2021, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2021
		Estimated Decrease in EVE		EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2) (In thousands)	Amount (In thousands)	Percent	EVE Ratio (4)	Decrease (basis points)
+400	$39,555	$(13,890)	(26.0%)	13.2%	(253)
+300	43,221	(10,224)	(19.1%)	13.9%	(176)
+200	47,030	(6,415)	(12.0%)	14.7%	(101)
+100	50,774	(2,671)	(5.0%)	15.4%	(34)
Level	53,445	—	—%	15.7%	—
-100	51,977	(1,468)	(2.7%)	15.0%	(69)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2021, in the event of an instantaneous 200 basis point increase in interest rates, we would experience an 12.0% decrease in EVE, and in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 5.0% decrease in EVE.
Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in EVE require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the EVE table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the EVE table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on EVE and will differ from actual results.
EVE calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.
Liquidity and Capital Resources
Liquidity
. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Boston. At September 30, 2021, we had $459,000 outstanding in advances from the Federal Home Loan Bank of Boston. At September 30, 2021, we had the ability to borrow $69.9 million in additional Federal Home Loan Bank of Boston advances. Additionally, at September 30, 2021, we had a $2.4 million line of credit with the Federal Home Loan Bank of Boston, none of which was drawn at September 30, 2021.
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $407,000 and $613,000 for the three months ended September 30, 2021 and 2020, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans and proceeds from maturing securities and pay downs on securities, was $479,000 for the three months ended September 30, 2021, primarily due to the purchase of an aggregate of $10.3 million of securities, offset by maturities, pre-payments and calls of securities of $7.1 million and a net decrease in loans of $3.3 million. Net cash provided by investing activities was $565,000 for three months ended September 30, 2020. Net cash used in financing activities was $2.9 million for the three months ended September 30, 2021, primarily due to a decrease in deposits of $2.5 million, offset by the net repayment of $459,000 in Federal Home Loan Bank of Boston advances. Net cash used in financing activities was $89,000 for the three months ended September 30, 2020 due to the net repayment of $1.0 million in Federal Home Loan Bank of Boston advances, offset by an increase in deposits of $905,000.
We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits and the continued use of Federal Home Loan Bank of Boston advances as needed, to fund loan growth.
Capital Resources.
At September 30, 2021, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $49.1 million, or 14.6% of adjusted total assets, which is above the well-capitalized required level of $16.9 million, or 5.0%; and total risk-based capital of $50.8 million, or 30.1% of risk-weighted assets, which is above the well-capitalized required level of $17.0 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category.

The net offering proceeds will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net offering proceeds are used for general corporate purposes, including funding loans. Our financial condition and results of operations will be enhanced by the net offering proceeds, resulting in increased net interest-earning
assets and net interest income. However, due to the increase in equity resulting from the net offering proceeds, as well as other factors associated with the offering, our return on equity will be lower immediately following the offering. See “Risk Factors—Risks Related to the Offering—The capital we raise in the stock offering may negatively impact our return on equity until we can fully implement our business plan. This could negatively affect the trading price of our shares of common stock” in the Prospectus.
Off-Balance
Sheet Arrangements and Contractual Obligations
Off-Balance Sheet Arrangements.
We are a party to financial instruments with
off-balance
sheet risk in the normal course of business to meet the financing needs of our customers. The financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments.
At September 30, 2021, we had $250,000 of commitments to originate loans and $5.6 million of unadvanced funds under home equity lines of credit. See Note 9 in the Notes to the unaudited consolidated financial statements for further information.
Contractual Obligations.
In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.
Recent Accounting Pronouncements
For a discussion of the impact of recent accounting pronouncements, see note 1 of the notes to our consolidated financial statements beginning on page F-1 of the Prospectus. As an emerging growth company, we have elected to use the extended transition period to delay the adoption of new or re-issued accounting pronouncements applicable to public companies until such pronouncements are applicable to non-public companies.
Impact of Inflation and Changing Prices
The unaudited financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information required under this item.
Item 4. Controls and Procedures.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this
Form 10-Q,
the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2021, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in
Rules 13a-15(e) and
15d-15(e) under
the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15(d)-15(f)
under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2021, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.
Item 1A. Risk Factors.
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information required under this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Charter of CFSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-259406))

3.2	Bylaws of CFSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-259406))

4.0	Form of Stock Certificate of CFSB Bancorp, Inc. (incorporated by reference to Exhibit 4.0 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-259406))

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Retained Earnings, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFSB BANCORP, INC.

Date: December 22, 2021	By:	/s/ Michael E. McFarland
Michael E. McFarland
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 22, 2021	By:	/s/ Susan Shea
Susan Shea
Treasurer and Chief Operating Officer
(Principal Financial and Accounting Officer)