Form 10-Q
period 2021-12-31
CFSB Bancorp, Inc. /MA/
filed 2022-02-09
CIK 1879103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-41220

CFSB Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

United States of America	87-4396534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15 Beach Street Quincy, Massachusetts	02170
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 471-0750

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Trading Symbol(s) Name of each exchange on which registered

Common Stock, Par Value $0.01 Per Share CFSB The Nasdaq Stock Market, LLC

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

As of February 7, 2022, the registrant had 6,521,642 shares of common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

CFSB Bancorp, Inc. (the “Company,” “we” or “our”) is the stock holding company for Colonial Federal Savings Bank that was created upon the reorganization of Colonial Federal Savings Bank into the mutual holding company structure that was closed on January 12, 2022. As of December 31, 2021, the reorganization had not been completed, and the Company was in formation and had no assets or liabilities and had not conducted any business activities other than formational activities. Accordingly, the unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q relate solely to Colonial Federal Savings Bank and its subsidiary.

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

Item 1. Financial Statements.

Colonial Federal Savings Bank and Subsidiary

Consolidated Balance Sheets

(In thousands)

	December 31, 2021 (Unaudited)	June 30, 2021
Assets
Cash and due from banks	$1,475	$1,708
Short-term investments	46,358	38,970
Total cash and cash equivalents	47,833	40,678
Certificates of deposit	980	980
Securities available for sale, at fair value	254	2,294
Securities held to maturity, at amortized cost, fair value of $123,736 at December 31, 2021 and $107,391 at June 30, 2021	122,931	105,114
Federal Home Loan Bank stock, at cost	453	453
Loans, net of allowance for loan losses of $1,747 at December 31, 2021 and $1,722 at June 30, 2021	172,931	174,433
Premises and equipment, net	3,337	3,459
Accrued interest receivable	1,112	1,146
Bank-owned life insurance	10,008	9,250
Deferred tax asset	592	665
Other assets	1,398	382
	$361,829	$338,854
Liabilities and Retained Earnings
Deposits
Non-interest bearing	$52,378	$30,129
Interest-bearing	255,182	254,505
Total deposits	307,560	284,634
Short-term borrowings	288	918
Mortgagors' escrow accounts	1,650	1,572
Accrued expenses and other liabilities	2,991	3,085
Total liabilities	312,489	290,209
Commitments and contingencies (Note 9)
Retained earnings	49,334	48,628
Accumulated other comprehensive income	6	17
Total retained earnings	49,340	48,645
	$361,829	$338,854

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Colonial Federal Savings Bank and Subsidiary

Consolidated Statements of Net Income (Unaudited)

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Interest and dividend income:
Interest and fees on loans	$1,640	$1,820	$3,294	$3,671
Interest and dividends on debt securities:
Taxable	492	471	959	917
Tax exempt	120	142	243	285
Interest on short-term investments and certificates of deposit	16	11	33	22
Total interest and dividend income	2,268	2,444	4,529	4,895
Interest expense:
Deposits	255	612	529	1,280
Short-term borrowings	2	16	6	38
Total interest expense	257	628	535	1,318
Net interest income	2,011	1,816	3,994	3,577
Provision for loan losses	10	15	25	30
Net interest income, after provision for loan losses	2,001	1,801	3,969	3,547
Non-interest income:
Customer service fees	31	33	61	60
Income on bank-owned life insurance	75	73	149	145
Gain on sale of securities available for sale	-	-	48	-
Other income	55	51	159	148
Total non-interest income	161	157	417	353
Non-interest expense:
Salaries and employee benefits	1,167	1,174	2,147	2,098
Occupancy and equipment	208	202	418	394
Advertising	37	22	78	47
Data processing	91	86	171	170
Deposit insurance	21	22	43	43
Other general and administrative	372	248	691	510
Total non-interest expense	1,896	1,754	3,548	3,262
Income before income taxes	266	204	838	638
Provision (benefit) for income taxes	32	(11)	132	44
Net income	$234	$215	$706	$594

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Colonial Federal Savings Bank and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net income	$234	$215	$706	$594
Other comprehensive income:
Change in unrealized holding gains (losses)	(1)	-	33	(2)
Reclassification adjustment for net realized gains included in income	-	-	(48)	-
Net change in unrealized losses	(1)	-	(15)	(2)
Tax effect	-	-	4	-
Net-of-tax amount	(1)	-	(11)	(2)
Comprehensive income	$233	$215	$695	$592

The tax effect related to net realized gain on sale of security available for sale was $14,000 for the six months ended December 31, 2021. There were no sales for the three months ended December 31, 2021 or for the three and six months ended December 31, 2020.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Colonial Federal Savings Bank and Subsidiary

Consolidated Statements of Changes in Retained Earnings (Unaudited)

(In thousands)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2021	$48,628	$17	$48,645
Comprehensive income (loss)	472	(10)	462
Balance at September 30, 2021	49,100	7	49,107
Comprehensive income (loss)	234	(1)	233
Balance at December 31, 2021	$49,334	$6	$49,340

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2020	$47,236	$10	$47,246
Comprehensive income (loss)	380	(2)	378
Balance at September 30, 2020	47,616	8	47,624
Comprehensive income (loss)	215	-	215
Balance at December 31, 2020	$47,831	$8	$47,839

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Colonial Federal Savings Bank and Subsidiary

Consolidated Statements of Changes of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$706	$594
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	25	30
Gain on sales of securities available for sale, net	(48)	-
Depreciation and amortization, net	409	335
Net change in:
Cash surrender value of bank-owned life insurance	(123)	(122)
Accrued interest receivable	34	56
Other, net	(1,033)	(344)
Net cash (used in) provided by operating activities	(30)	549
Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	42	50
Sales	2,031	-
Activity in securities held to maturity:
Maturities, prepayments and calls	9,620	12,732
Purchases	(27,718)	(12,272)
Loan originations and payments, net	1,477	7,991
Additions to premises and equipment	(6)	(62)
Purchase of bank-owned life insurance	(635)	-
Net cash (used in) provided by investing activities	(15,189)	8,439
Cash flows from financing activities:
Net increase in deposits	22,926	3,662
Net (decrease) increase in short-term borrowings	(630)	723
Repayments of long-term borrowings	-	(2,329)
Net increase in mortgagors' escrow accounts	78	34
Net cash provided by financing activities	22,374	2,090
Net change in cash and cash equivalents	7,155	11,078
Cash and cash equivalents at beginning of year	40,678	38,344
Cash and cash equivalents at end of year	$47,833	$49,422
Supplemental information:
Interest paid on deposits, short term borrowings and long-term debt	$535	$1,318
Income taxes paid	$175	$-

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

Reorganization and Offering

On September 8, 2021, the Board of Directors of the Bank adopted the Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the “Plan”) whereby the Bank would reorganize from a federally chartered mutual savings bank to a two-tier mutual holding company structure. On January 12, 2022 the Bank received final approval of this plan from the Securities and Exchange Commission (SEC). The mutual holding company (the “MHC”) is a federal corporation, and all of the current ownership and voting rights of the members of the Bank were transferred to the MHC. As part of the Plan, the Bank converted to a federal stock savings bank (the “Stock Bank”). A stock holding company (the “Holding Company”) was established as a federal corporation and a majority-owned subsidiary of the MHC at all times so long as the MHC remains in existence. Concurrently with the reorganization, the Holding Company offered for sale 43% of its common stock in the stock offering and contributed 2% of its common stock to the charitable foundation established as a part of the reorganization. The remainder of the Holding Company common stock is held by the MHC. The Holding Company offered shares of common stock for sale on a priority basis to depositors of the Bank and the tax qualified employee plans of the Bank. The Company sold 2,804,306 shares of common stock at $10.00 per share for gross offering proceeds of $28.0 million. The offering was not oversubscribed. Accordingly, all valid orders were filled.

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the unaudited consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term is the allowance for loan losses and deferred income taxes.

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

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This ASU, as amended, is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.. Management is currently evaluating the impact of adopting this ASU to the unaudited consolidated financial statements, which may be material.

2.
RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Effective March 26, 2020, the Board of Governors of the Federal Reserve reduced reserve requirement ratios to zero percent and therefore no reserve balance was required at December 31, 2021 or June 30, 2021.

3.
SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$225	$9	$-	$234
Collateralized mortgage obligations	20	-	-	20
Total securities available for sale	$245	$9	$-	$254

Securities held to maturity:
Government-sponsored enterprises:
Mortgage-backed securities	$37,889	$872	$(134)	$38,627
Collateralized mortgage obligations	11	-	-	11
Municipal bonds	46,583	305	(443)	46,445
Corporate bonds	38,448	548	(343)	38,653
Total securities held to maturity	$122,931	$1,725	$(920)	$123,736

Colonial Federal Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

	June 30, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Debt obligations	$1,983	$12	$-	$1,995
Mortgage-backed securities	260	12	-	272
Collateralized mortgage obligations	27	-	-	27
Total securities available for sale	$2,270	$24	$-	$2,294
Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$1,001	$12	$-	$1,013
Mortgage-backed securities	27,680	1,229	(12)	28,897
Collateralized mortgage obligations	17	1	-	18
Municipal bonds	38,360	458	(216)	38,602
Corporate bonds	38,056	936	(131)	38,861
Total securities held to maturity	$105,114	$2,636	$(359)	$107,391

Securities with an amortized cost of $7,965,000 and a fair value of $8,014,000 at December 31, 2021 were pledged to secure a credit line with the Federal Reserve Bank. See Note 7.

The amortized cost and fair value of debt securities, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2021
	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$-	$-	$7,994	$8,059
Over 1 year through 5 years	-	-	21,993	22,528
Over 5 years through 10 years	-	-	24,197	24,014
Over 10 years	-	-	30,847	30,497
	-	-	85,031	85,098
Mortgage-backed securities	225	234	37,889	38,627
Collateralized mortgage obligations	20	20	11	11
	$245	$254	$122,931	$123,736

Information pertaining to securities with gross unrealized losses at December 31, 2021 and June 30, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2021
Securities held to maturity:
Mortgage-backed securities	$127	$17,217	$7	$697
Municipal bonds	388	15,005	55	1,733
Corporate bonds	302	15,908	41	959
Total temporarily impaired securities held to maturity	$817	$48,130	$103	$3,389

Colonial Federal Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

	Less Than Twelve Months		Over Twelve Months
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
June 30, 2021
Securities held to maturity:
Mortgage-backed securities	$12	$2,598	$-	$-
Municipal bonds	216	7,839	-	-
Corporate bonds	131	9,249	-	-
Total temporarily impaired securities held to maturity	$359	$19,686	$-	$-

At December 31, 2021, 51 debt securities have unrealized losses with aggregate depreciation of 1.79% from the Bank’s amortized cost basis. These unrealized losses are the result of changes in the interest rate environment and there have been no downgrades in the investment quality of these securities. The contractual terms of these securities do not permit the entities to settle the security at a price less than par value. Because the Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, it does not consider these securities to be other-than-temporarily impaired at December 31, 2021.

Proceeds from the sale of securities available for sale was $0 and $2,031,000 for the three and six months ended December 31, 2021, respectively. There were no sales for the three and six months ended December 31, 2020.

4.
LOANS

A summary of the balances of loans follows:

(In thousands)	December 31, 2021	June 30, 2021
Mortgage loans on real estate:
Residential:
1-4 family	$139,079	$139,687
Multifamily	16,173	15,868
Second mortgages and home equity lines of credit	2,162	2,454
Commercial	15,508	16,366
Total mortgage loans on real estate	172,922	174,375
Other loans:
Consumer	111	139
Home improvement	1,999	1,972
Total other loans	2,110	2,111
Total loans	175,032	176,486
Less: Allowance for loan losses	(1,747)	(1,722)
Net deferred loan fees	(354)	(331)
Loans, net	$172,931	$174,433

Mortgage loans serviced for others are not included in the accompanying unaudited consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $292,000 at December 31, 2021 and $499,000 at June 30, 2021.

Residential loans are subject to a blanket lien securing FHLB advances. See Note 7.

Colonial Federal Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Activity in the allowance for loan losses and allocation of the allowance to loan segments follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Consumer	Unallocated	Total

Balance at June 30, 2021	$1,262	$279	$58	$123	$1,722
Provision (credit) for loan losses	(37)	(4)	1	55	15
Loans charged-off	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance at September 30, 2021	1,225	275	59	178	1,737
Provision (credit) for loan losses	23	(10)	(1)	(2)	10
Loans charged-off	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance at December 31, 2021	$1,248	$265	$58	$176	$1,747

Balance at June 30, 2020	$1,228	$301	$48	$85	$1,662
Provision (credit) for loan losses	12	(4)	3	4	15
Loans charged-off	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance at September 30, 2020	1,240	297	51	89	1,677
Provision (credit) for loan losses	12	(4)	4	3	15
Loans charged-off	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance at December 31, 2020	$1,252	$293	$55	$92	$1,692
December 31, 2021
Allowance for impaired loans	$-	$-	$-	$-	$-
Allowance for non-impaired loans	1,248	265	58	176	1,747
Total allowance for loan losses	$1,248	$265	$58	$176	$1,747
Impaired loans	$-	$-	$-	$-	$-
Non-impaired loans	157,414	15,508	2,110	-	175,032
Total loans	$157,414	$15,508	$2,110	$-	$175,032
September 30, 2021
Allowance for impaired loans	$-	$-	$-	$-	$-
Allowance for non-impaired loans	1,225	275	59	178	1,737
Total allowance for loan losses	$1,225	$275	$59	$178	$1,737
Impaired loans	$-	$-	$-	$-	$-
Non-impaired loans	154,905	16,160	2,138	-	173,203
Total loans	$154,905	$16,160	$2,138	$-	$173,203
June 30, 2021
Allowance for impaired loans	$-	$-	$-	$-	$-
Allowance for non-impaired loans	1,262	279	58	123	1,722
Total allowance for loan losses	$1,262	$279	$58	$123	$1,722
Impaired loans	$-	$-	$-	$-	$-
Non-impaired loans	158,009	16,366	2,111	-	176,486
Total loans	$158,009	$16,366	$2,111	$-	$176,486

At December 31, 2021 and June 30, 2021, there were no past due loans or loans on non-accrual. At December 31, 2021 and June 30, 2021, there were no loans past due ninety days or more and still accruing.

There were no impaired loans at December 31, 2021 or June 30, 2021.

During the three and six months ended December 31, 2021 and 2020, there were no troubled debt restructurings or troubled debt restructurings that defaulted in the first twelve months after restructuring. Management performs a

Colonial Federal Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings. Any reserve required is recorded through the provision for loan losses.

Credit Quality Information

The Bank utilizes an internal loan rating system for residential real estate and commercial real estate loans as follows:

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

Substandard: Loans in this category are considered to be inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. These assets have a well-defined weakness and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

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

The following table presents information on the Bank’s loans by risk ratings:

	December 31, 2021		June 30, 2021
(In thousands)	Residential Real Estate	Commercial Real Estate	Residential Real Estate	Commercial Real Estate
Pass	$157,414	$13,506	$158,009	$14,342
Special mention	-	2,002	-	2,024
	$157,414	$15,508	$158,009	$16,366

At December 31, 2021 and June 30, 2021, there were no loans rated substandard, doubtful or loss.

Colonial Federal Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

5.
PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

(In thousands)	December 31, 2021	June 30, 2021
Land	$1,553	$1,553
Bank buildings	1,066	1,066
Building improvements	926	926
Furniture, fixtures and equipment	1,275	1,267
Leasehold improvements	167	167
	4,987	4,979
Less accumulated depreciation and amortization	(1,650)	(1,520)
	$3,337	$3,459

Depreciation and amortization expense for the three months ended December 31, 2021 and 2020 amounted to $65,000 and $68,000, respectively. Depreciation and amortization expense for the six months ended December 31, 2021 and 2020 amounted to $130,000 and $134,000, respectively.

6.
DEPOSITS

A summary of deposit balances, by type, is as follows:

(In thousands)	December 31, 2021	June 30, 2021
NOW and demand	$85,460	$62,745
Regular and other	71,975	68,998
Money market deposits	41,173	41,319
Total non-certificate accounts	198,608	173,062
Term certificates of $250,000 or more	26,686	25,833
Term certificates less than $250,000	82,266	85,739
Total certificate accounts	108,952	111,572
Total deposits	$307,560	$284,634

A summary of certificate accounts by maturity is as follows:

	December 31, 2021		June 30, 2021
(In thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due within 1 year	$80,497	0.52%	$67,440	0.66%
Over 1 year to 2 years	20,782	1.54	33,517	1.11
Over 2 years to 3 years	4,903	1.06	5,208	1.86
Over 3 years to 5 years	2,770	0.75	5,407	0.95
	$108,952	0.75%	$111,572	0.86%

7.
FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Short-term FHLB advances with an original maturity of less than one year amounted to $288,000 with a weighted average rate of 2.65% at December 31, 2021 and $918,000 with a weighted average rate of 2.75% at June 30, 2021. There were no long term FHLB advances outstanding at December 31, 2021 and June 30, 2021.

Colonial Federal Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The Bank has an available line of credit in the amount of $2,354,000 with the FHLB of Boston at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank’s total assets. At December 31, 2021 and June 30, 2021, there were no funds advanced under the line of credit. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as first mortgage loans on owner-occupied 1-4 family residential property.

The Bank has an available line of credit under the Federal Reserve Bank Borrower-in-Custody program offered through the Discount Window. Under the terms of the credit line at December 31, 2021 and June 30, 2021, the Bank has pledged certain qualifying securities with a fair market value of $8,014,000 and $10,081,000, respectively, and the line bears a variable interest rate equal to the federal funds rate plus 0.50%. At December 31, 2021 and June 30, 2021, there was no outstanding balance under this program.

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

Federal banking regulations require minimum capital requirements for community banking institutions as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. At December 31, 2021, the Bank meets the required capital conservation buffer. Management believes that the Bank’s capital levels will remain characterized as “well capitalized.”

As of December 31, 2021, the most recent notification from the Office of the Comptroller of Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of December 31, 2021 and June 30, 2021 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital (to risk weighted assets)	$51,081	29.3%	$13,949	8.0%	$17,437	10.0%
Common equity Tier 1 capital (to risk weighted assets)	49,334	28.3	7,847	4.5	11,334	6.5
Tier 1 capital (to risk weighted assets)	49,334	28.3	10,462	6.0	13,949	8.0
Tier 1 capital (to adjusted total assets)	49,334	14.4	13,682	4.0	17,102	5.0
June 30, 2021
Total capital (to risk weighted assets)	$50,350	29.7%	$13,585	8.0%	$16,981	10.0%
Common equity Tier 1 capital (to risk weighted assets)	48,628	28.6	7,641	4.5	11,038	6.5
Tier 1 capital (to risk weighted assets)	48,628	28.6	10,189	6.0	13,585	8.0
Tier 1 capital (to adjusted total assets)	48,628	14.4	13,519	4.0	16,898	5.0

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

At December 31, 2021 and June 30, 2021, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In thousands)	December 31, 2021	June 30, 2021
Commitments to grant loans	$3,535	$1,460
Unadvanced funds on equity lines of credit	4,710	5,659

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

Operating lease commitments

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2021 pertaining to premises, future minimum rent commitments for the fiscal years ending 2022 through 2026 and thereafter amounted to $40,000, $119,000, $119,000, $119,000, $119,000 and $747,000, respectively.

The cost of the lease payments is not included above. Total lease expense for the six months ended December 31, 2021 and 2020 amounted to $45,000 for each period.

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

Pension expense under the Pentegra DB Plan amounted to $180,000 and $195,000 for the three months ended December 31, 2021 and 2020, respectively, and $375,000 and $390,000 for the six months ended December 31, 2021 and 2020, respectively. There was a contribution of $715,000 and $755,000 to the Pentegra DB Plan during the three months ended December 31, 2021 and 2020, respectively.

Colonial Federal Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

401(k) plan

The Bank has a savings plan which is intended to qualify under Section 401(k) of the Internal Revenue Code. The plan provides for voluntary contributions by participating employees ranging from 2% to 15% of their compensation, subject to certain limitations. The Bank matches 20% of the employee’s voluntary contributions up to 3% of their compensation. Employer 401(k) contribution expense amounted to $9,000 and $10,000 for the three months ended December 31, 2021 and 2020 and $20,000 for each of the six months ended December 31, 2021 and 2020

Supplemental compensation plan

The Bank has entered into a Supplemental Executive Retirement Plan (the “SERP”) with certain officers, which provides for payments upon attaining the retirement age noted in the SERP. The present value of these future payments is provided over the remaining terms of the officers’ employment and at December 31, 2021 and June 30, 2021, the accrued liability amounted to $783,000 and $748,000, respectively. SERP expense for the six months ended December 31, 2021 and 2020 amounted to $35,000 and $44,000, respectively In connection with these SERPs, the Bank purchased life insurance policies, which had a cash surrender value of $5,637,000 and $4,922,000 at December 31, 2021 and June 30, 2021, respectively.

In addition, the Bank provides death benefits for officers and directors of the Bank under the terms of Split Dollar Agreements. The Bank has purchased life insurance contracts in connection with these agreements and the cash surrender value of the policies at December 31, 2021 and June 30, 2021 amounted to $4,371,000 and $4,328,000, respectively. For the six months ended December 31, 2021 and 2020, post-retirement expense related to these obligations amounted to $27,000 and $19,000, respectively.

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

Colonial Federal Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Assets and liabilities measured at fair value on a recurring basis

At December 31, 2021 and June 30, 2021, securities available for sale were measured at Level 2 with a fair value of $254,000 and $2,294,000, respectively. All fair value measurements are obtained from a third-party pricing service and are not adjusted by management. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no securities measured at fair value in Levels 1 and 3.

There are no liabilities measured at fair value on a recurring basis at December 31, 2021 and June 30, 2021.

Assets and liabilities measured at fair value on a non-recurring basis

The Bank may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2021 or June 30, 2021.

Colonial Federal Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and June 30, 2021.

	December 31, 2021
(In thousands)	Carrying Value	Level 1	Fair Value Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$47,833	$47,833	$-	$-	$47,833
Certificates of deposits	980	-	980	-	980
Securities available for sale	254	-	254	-	254
Securities held to maturity	122,931	-	123,736	-	123,736
Federal Home Loan Bank of Boston stock	453	-	-	453	453
Loans - net	172,931	-	-	174,716	174,716
Accrued interest receivable	1,112	-	-	1,112	1,112
Liabilities:
Deposits	307,560	-	-	305,904	305,904
Short term borrowings	288	-	-	289	289
Accrued interest payable	-	-	-	-	-

	June 30, 2021
(In thousands)	Carrying Value	Level 1	Fair Value Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$40,678	$40,678	$-	$-	$40,678
Certificates of deposits	980	-	988	-	988
Securities available for sale	2,294	-	2,294	-	2,294
Securities held to maturity	105,114	-	107,391	-	107,391
Federal Home Loan Bank of Boston stock	453	-	-	453	453
Loans - net	174,433	-	-	177,324	177,324
Accrued interest receivable	1,146	-	-	1,146	1,146
Liabilities:					-
Deposits	284,634	-	-	285,915	285,915
Short term borrowings	918	-	-	925	925
Accrued interest payable	3	-	-	3	3

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

The allowance for loan losses represents management's estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses,, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of a loan receivable is charged off as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as a critical accounting policy.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a given borrower's ability to repay, the estimated value of any underlying collateral, the size and composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. We do not separately identify consumer loans for impairment disclosure unless such loans are subject to a troubled debt restructuring agreement. The general component covers pools of loans by loan class not considered impaired. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include: (1) levels and trends in delinquent, classified, non-accrual and impaired loans, as well as loan modifications; (2) trends in the nature and volume of the portfolio and terms of loans and the existence and effect of any concentrations of credit and changes in level of such concentrations; (3) effects of the changes in risk selection and lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; (4) experience, ability, and depth of lending department management and other relevant staff; and (5) national, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans. Each factor is assigned a value to reflect improving, stable or declining conditions based on management's best judgment using relevant information available at the time of the evaluation. As a result of the COVID-19 pandemic, we increased certain of our qualitative loan portfolio risk factors relating to local and national economic conditions. An unallocated component of the allowance for loan losses is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimated specific and general losses in the portfolio.

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

There have been no material changes to our critical accounting policies during the six months ended December 31, 2021.

For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the audited consolidated financial statements within the prospectus.

Comparison of Financial Condition at December 31, 2021 and June 30, 2021

Total Assets. Total assets increased $22.9 million, or 6.8%, to $361.8 million at December 31, 2021 from $338.9 million at June 30, 2021. The increase resulted primarily from increases in cash and cash equivalents of $7.1 million, or 17.4%, securities held to maturity of $17.8 million, or 16.9%, and other assets of $1.0 million, or 266% offset by a decrease in securities available-for-sale of $2.0 million, or 88.9% and net loans of $1.5 million, or 0.9%.

Cash and Cash Equivalents. Cash and cash equivalents increased $7.1 million, or 17.4%, to $47.8 million at December 31, 2021 from $40.7 million at June 30, 2021. The increase was a result of an increase in deposits.

Net Loans. Net loans decreased $1.5 million, or 0.9%, to $172.9 million at December 31, 2021 from $174.4 million at June 30, 2021. The decrease was due to decreases of $608,000, or 0.4%, in one- to four-family residential real estate loans, $858,000, or 5.2%, in commercial real estate loans offset by increases of $305,000, or 1.9% in multi-family real estate loans. One- to four-family residential real estate loans decreased due to lower originations and customers refinancing loans with other institutions as we elected not to originate such loans at the lower rates being offered by our competitors. The decrease in commercial real estate loans reflected repayments exceeding originations during the quarter ended December 31, 2021.

Securities Available-for-Sale. Securities available-for-sale decreased $2.0 million to $254,000 at December 31, 2021 from $2.3 million at June 30, 2021. The decrease was due to the sale in July 2021 of a $2.0 million seven-year U.S. Treasury security that was purchased in March 2021. The security was sold for a pre-tax gain of $48,000.

Securities Held-to-Maturity. Securities held-to-maturity increased $17.8 million, or 16.9%, to $122.9 million at December 31, 2021 from $105.1 million at June 30, 2021, as we invested excess cash into securities to increase our overall yield on our interest-earning assets.

Total Liabilities. Total liabilities increased $22.3 million, or 7.7%, to $312.5 million at December 31, 2021 from $290.2 million at June 30, 2021. The increase was the result of an increase in deposits of $23.0 million, or 8.1%, offset by a $630,000, or 68.6%, decrease in Federal Home Loan Bank advances.

Deposits. Deposits increased $23.0 million, or 8.1%, to $307.6 million at December 31, 2021 from $284.6 million at June 30, 2021. The increase was the result of increases of $22.2 million, or 73.8%, in non-interest bearing deposits, a $3.0 million, or 4.3%, increase in savings accounts offset by decreases of $146,000, or 0.4% in money market accounts and a $2.6 million, or 2.3% in certificates of deposit. The increase in savings accounts reflects subscription funds received in connection with the proposed stock offering which closed on January 12, 2022. The decrease in certificates of deposit reflected depositors’ decision not to renew maturing certificates of deposit due to low current market interest rates.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank advances, decreased $630,000, or 68.6% to $288,000 at December 31, 2021 from $918,000 at June 30, 2021, as a result of payments on short-term borrowings.

Retained Earnings. Total retained earnings increased $695,000, or 1.4%, to $49.3 million at December 31, 2021 from $48.6 million at June 30, 2021. The increase primarily resulted from net income of $706,000 for the six months ended December 31, 2021.

Comparison of Operating Results for the Three Months Ended December 31, 2021 and 2020

General. We had net income of $234,000 for the three months ended December 31, 2021, compared to net income of $215,000 for the three months ended December 31, 2020, an increase of $19,000, or 8.8%. The increase in net income was primarily due to an increase in net interest income of $195,000, or 10.7%, offset by increases of $142,000, or 8.1%, in non-interest expense and $43,000, or 390.9% in income tax expense.

Interest and Dividend Income. Interest and dividend income decreased $176,000, or 7.2%, to $2.3 million for the three months ended December 31, 2021 from $2.4 million for the three months ended December 31, 2020. The decrease was attributable to a $180,000 decrease in interest on loans, a $1,000 decrease in interest on securities and a $5,000 increase on other interest earning assets. Interest income on loans decreased primarily due to a decrease in the average balance of loans of $11.0 million to $172.5 million for the three months ended December 31, 2021 from $183.5 million for the three months ended December 31, 2020 and, to a lesser extent, due to a decrease in the average yield on loans of 17 basis points to 3.80% for the three months ended December 31, 2021 from 3.97% for the three months ended December 31, 2020. Interest income on securities increased due to an increase in the average balance of securities of $22.7 million to $117.4 million for the three months ended December 31, 2021 from $94.7 million for the three months ended December 31, 2020, offset by a decrease in the average yield on securities of 51 basis points to 2.08% for the three months ended December 31, 2021 from 2.59% for the three months ended December 31, 2020. The decreases in the average yields on loans and securities reflected the lower market interest rate environment existing in 2021.

Interest Expense. Interest expense decreased $371,000, or 59.1%, to $257,000 for the three months ended December 31, 2021 from $628,000 for the three months ended December 31, 2020. The decrease was primarily due to a decrease of $356,000, or 63.3%, in interest expense on certificates of deposit. The average cost of certificates of deposit decreased 96 basis points to 0.75% for the three months ended December 31, 2021 from 1.71% for the three months ended December 31, 2020 and the average balance of certificates of deposit decreased $22.1 million to $109.6 million for the three months ended December 31, 2021 from $131.7 million for the three months ended December 31, 2020. Additionally, interest expense on borrowings, consisting entirely of FHLB advances, decreased $14,000, or 87.5% to $2,000 for the three months ended December 31, 2021 from $16,000 for the three months ended December 31, 2020 due primarily to the decrease in the average balance of borrowings to $345,000 for the three months ended December 31, 2021 from $2.3 million for the three months ended December 31, 2020 and, to a lesser extent, a decline in the cost of borrowings of 44 basis points to 2.32% for the three months ended December 31, 2021 from 2.76% for the three months ended December 31, 2020 due to the maturity of a higher-costing borrowing.

Net Interest Income. Net interest income increased $195,000, or 10.7%, to $2.0 million for the three months ended December 31, 2021 from $1.8 million for the three months ended December 31, 2020. The increase was due to an increase in average net interest-earning assets of $9.3 million combined with an increase in our net interest rate spread to 2.37% for the three months ended December 31, 2021 from 2.08% for the three months ended December 31, 2020. Our net interest margin increased to 2.46% for the three months ended December 31, 2021 compared to 2.27% for the three months ended December 31, 2020. The increase in the net interest rate spread was primarily a result of the yield on interest-earning assets decreasing at a slower rate than the decline in the cost of interest-bearing liabilities.

Provision for Loan Losses. We recorded a provision for loan losses of $10,000 and $15,000 for the three-month periods ended December 31, 2021 and December 31, 2020, respectively. The provision reflected the application of qualitative factors related to the economic conditions caused by the COVID-19 pandemic, offset by a decrease in loans and continued strong asset quality. The allowance for loan losses was $1.7 million, or 1.00% of total loans, at December 31, 2021, compared to $1.7 million, or 0.98% of total loans, at December 31, 2020. The allowance for loan loss was $1.7 million, or .98% of total loans at June 30,2021. We had $2.0 million of loans designated special mention at December 31, 2021, which represented a single loan collateralized by four commercial real estate properties. We did not have any loans designated as special mention at December 31, 2020. We had no loans that had been categorized as substandard, doubtful or loss at December 31, 2021 or 2020. We did not have any non-performing loans at either December 31, 2021 or 2020. We did not have any charge-offs or recoveries for the three months ended December 31, 2021 or for the three months ended December 31, 2020.

Non-Interest Income. Non-interest income information is as follows.

	Three Months Ended December 31,		Change
(Dollars in thousands)	2021	2020	Amount	Percent
Customer service fees	$31	$33	$(2)	(6.1%)
Income on bank-owned life insurance	75	73	2	2.7%
Gain on sale of security available for sale	-	-	-	0.0%
Other income	55	51	4	7.8%
Total non-interest income	$161	$157	$4	2.5%

Non-interest income increased $4,000, or 2.5%, to $161,000 for the three months ended December 31, 2021 from $157,000 for the three months ended December 31, 2020. The increase was primarily due to a $4,000 increase in other fee income.

Non-Interest Expense. Non-interest expense information is as follows.

	Three Months Ended December 31,		Change
(Dollars in thousands)	2021	2020	Amount	Percent
Salaries and employee benefits	$1,167	$1,174	$(7)	(0.6%)
Occupancy and equipment	208	202	6	3.0%
Advertising	37	22	15	68.2%
Data processing	91	86	5	5.8%
Deposit insurance	21	22	(1)	(4.5%)
Other	372	248	124	50.0%
Total non-interest expense	$1,896	$1,754	$142	8.1%

Non-interest expense increased $142,000, or 8.1%, to $1.9 million for the three months ended December 31, 2021 from $1.8 million for the three months ended December 31, 2020. The increase was due primarily to a $15,000 increase in advertising expense, and a $124,000 increase in other expenses due to increased consultant and audit expenses.

Provision for Income Taxes. The provision for income taxes was $32,000 for the three months ended December 31, 2021, which represented a $43,000, or 390.9%, increase from the benefit for income taxes of $(11,000) for the three months ended December 31, 2020. Our effective tax rate was 12.0% and (5.4)% for the quarters ended December 31, 2021 and December 31, 2020, respectively. The lower effective tax rate for the three months ended December 31, 2021 and 2020 as compared to the statutory rate reflected the benefit of our investment in tax-advantaged municipal securities and bank-owned life insurance as well as reduced state taxes through utilization of a Massachusetts securities corporation to hold our investment securities. The increase in the provision for income taxes for the three months ended December 31, 2021 was due to higher pre-tax income and higher earnings at the bank level for state tax purposes.

Average Balance and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. No tax- equivalent adjustments have been made. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $354,000 and $296,000 at December 31, 2021 and December 31, 2020, respectively.

	Three Months Ended December 31,
	2021			2020
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$172,505	$1,640	3.80%	$183,494	$1,820	3.97%
Securities	117,441	612	2.08%	94,652	613	2.59%
Other	37,190	16	0.17%	41,440	11	0.11%
Total interest-earning assets	327,136	2,268	2.77%	319,586	2,444	3.06%
Non-interest-earning assets	14,340			13,099
Total assets	$341,476			$332,685
Interest-bearing liabilities:
Interest-bearing demand deposits	$30,903	$4	0.05%	$27,290	$4	0.06%
Saving deposits	72,233	18	0.10%	63,353	16	0.10%
Money market deposits	41,411	27	0.26%	31,581	30	0.38%
Certificates of deposit	109,563	206	0.75%	131,700	562	1.71%
Total interest-bearing deposits	254,110	255	0.40%	253,924	612	0.96%
FHLB advances	345	2	2.32%	2,315	16	2.76%
Total interest-bearing liabilities	254,455	257	0.40%	256,239	628	0.98%
Non-interest-bearing demand deposits	34,168			26,068
Other non-interest-bearing liabilities	3,515			2,746
Total liabilities	292,138			285,053
Retained earnings	49,338			47,632
Total liabilities and equity	$341,476			$332,685
Net interest income		$2,011			$1,816
Net interest rate spread(1)			2.37%			2.08%
Net interest-bearing assets(2)	$72,681			$63,347
Net interest margin(3)			2.46%			2.27%
Average interest-bearing assets to interest-bearing liabilities			128.56%			124.72%

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

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Three Months Ended December 31, 2021 vs 2020
(In thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$(109)	$(71)	$(180)
Securities	148	(149)	(1)
Other	(1)	6	5
Total interest-earning assets	38	(214)	(176)
Interest bearing liabilities:
Interest-bearing demand deposits	1	(1)	-
Savings deposits	2	-	2
Money market deposits	9	(12)	(3)
Certificates of deposit	(94)	(262)	(356)
Total deposits	(82)	(275)	(357)
FHLB advances	(14)	-	(14)
Total interest-bearing liabilities	(96)	(275)	(371)
Change in net interest income	$134	$61	$195

Comparison of Operating Results for the Six Months Ended December 31, 2021 and 2020

General. We had net income of $706,000 for the six months ended December 31, 2021, compared to net income of $594,000 for the six months ended December 31, 2020, an increase of $112,000, or 18.9%. The increase in net income was primarily due to an increase in net interest income of $417,000, or 11.7%, and an increase of $64,000, or 18.1%, in non-interest income, offset by an increase of $286,000, or 8.8%, in non-interest expense.

Interest and Dividend Income. Interest and dividend income decreased $366,000, or 7.5%, to $4.5 million for the six months ended December 31, 2021 from $4.9 million for the six months ended December 31, 2020. The decrease was attributable to a $377,000 decrease in interest on loans, offset by an $11,000 increase in interest on other interest-earning assets. Interest income on loans decreased due to a decrease in the average balance of loans of $11.5 million to $173.7 million for the six months ended December 31, 2021 from $185.2 million for the six months ended December 31, 2020 and due to a decrease in the average yield on loans of 18 basis points to 3.79% for the six months ended December 31, 2021 from 3.97% for the six months ended December 31, 2020. Interest income on other interest-earning assets increased due to an increase in the average balance of other interest-earning assets of $817,000 to $39.1 million for the six months ended December 31, 2021 from $38.3 million for the six months ended December 31, 2020. The decreases in the average yields on interest-earning assets reflected the lower market interest rate environment existing in 2021.

Interest Expense. Interest expense decreased $783,000, or 59.4%, to $535,000 for the six months ended December 31, 2021 from $1.3 million for the six months ended December 31, 2020. The decrease was primarily due to a decrease of $750,000, or 63.6%, in interest expense on certificates of deposit. The average cost of certificates of deposit decreased 101 basis points to 0.78% for the six months ended December 31, 2021 from 1.79% for the six months ended December 31, 2020 and the average balance of certificates of deposit decreased $21.4 million to $110.1 million for the six months ended December 31, 2021 from $131.5 million for the six months ended December 31, 2020. Additionally, interest expense on borrowings, consisting entirely of FHLB advances, decreased $32,000, or

84.2%, to $6,000 for the six months ended December 31, 2021 from $38,000 for the six months ended December 31, 2020 due primarily to the decrease in the average balance of borrowings to $456,000 for the six months ended December 31, 2021 from $2.7 million for the six months ended December 31, 2020 and, to a lesser extent, a decline in the cost of borrowings of 20 basis points to 2.63% for the six months ended December 31, 2021 from 2.83% for the six months ended December 31, 2020 due to the maturity of a higher-costing borrowing.

Net Interest Income. Net interest income increased $417,000, or 11.7%, to $4.0 million for the six months ended December 31, 2021 from $3.6 million for the six months ended December 31, 2020. The increase was due to an increase in average net interest-earning assets of $5.6 million combined with an increase in our net interest rate spread to 2.37% for the six months ended December 31, 2021 from 2.02% for the six months ended December 31, 2020. Our net interest margin increased to 2.46% for the six months ended December 31, 2021 compared to 2.23% for the six months ended December 31, 2020. The increase in the net interest rate spread was primarily a result of the yield on interest-earning assets decreasing at a slower rate than the decline in the cost of interest-bearing liabilities.

Provision for Loan Losses. We recorded provision for loan losses of $25,000 and $30,000 for the six-month periods ended December 31, 2021 and December 31, 2020, respectively. The provision reflected the application of qualitative factors related to the economic conditions caused by the COVID-19 pandemic, offset by a decrease in loans and continued strong asset quality. The allowance for loan losses was $1.7 million, or 1.00% of total loans, at December 31, 2021, compared to $1.7 million, or 0.98% of total loans, at December 31, 2020. The allowance for loan losses was $1.7 million, or .98% of total loans, at June 30, 2021. We did not have any charge-offs or recoveries for the six months ended December 31, 2021 or for the six months ended December 31, 2020.

Non-Interest Income. Non-interest income information is as follows.

	Six Months Ended December 31,		Change
(Dollars in thousands)	2021	2020	Amount	Percent
Customer service fees	$61	$60	$1	1.7%
Income on bank-owned life insurance	149	145	4	2.8%
Gain on sale of security available for sale	48	-	48
Other income	159	148	11	7.4%
Total non-interest income	$417	$353	$64	18.1%

Non-interest income increased $64,000, or 18.1%, to $417,000 for the six months ended December 31, 2021 from $353,000 for the six months ended December 31, 2020. The increase was primarily due to a $48,000 gain realized on the sale in July 2021 of a $2.0 million seven-year U.S. Treasury security that was purchased in March 2021.

Non-Interest Expense. Non-interest expense information is as follows.

	Six Months Ended December 31,		Change
(Dollars in thousands)	2021	2020	Amount	Percent
Salaries and employee benefits	$2,147	$2,098	$49	2.3%
Occupancy and equipment	418	394	24	6.1%
Advertising	78	47	31	66.0%
Data processing	171	170	1	0.6%
Deposit insurance	43	43	-	0.0%
Other	691	510	181	35.5%
Total non-interest expense	$3,548	$3,262	$286	8.8%

Non-interest expense increased $286,000, or 8.8%, to $3.5 million for the six months ended December 31, 2021 from $3.3 million for the six months ended December 31, 2020. The increase was due primarily to a $49,000 increase in salaries and employee benefit expense due to normal annual merit salary and benefit increases, and a $181,000 increase in other expenses due to increased consultant and audit expenses.

Provision for Income Taxes. The provision for income taxes was $132,000 for the six months ended December 31, 2021, which represented an $88,000, or 200.0%, increase from the provision for income taxes of $44,000 for the six months ended December 31, 2020. Our effective tax rate was 15.8% and 6.9% for the six months ended December 31, 2021 and December 31, 2020, respectively. The lower effective tax rate for the six months ended December 31, 2021 and 2020 as compared to the statutory rate reflected the benefit of our investment in tax-advantaged municipal securities and bank-owned life insurance as well as reduced state taxes through utilization of a Massachusetts securities corporation to hold our investment securities. The increase in the provision for income taxes for the six months ended December 31, 2021 was due to higher pre-tax income and higher earnings at the bank level for state tax purposes.

Average Balance and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. No tax- equivalent adjustments have been made. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $354,000 and $296,000 at December 31, 2021 and December 31, 2020, respectively.

	Six Months Ended December 31,
	2021			2020
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance		Interest	Average Yield/Rate
Interest-earning assets:
Loans	$173,701	$3,294	3.79%	$185,170		$3,671	3.97%
Securities	111,952	1,202	2.15%	97,144		1,202	2.47%
Other	39,107	33	0.17%	38,290		22	0.11%
Total interest-earning assets	324,760	4,529	2.79%	320,604	-	4,895	3.05%
Non-interest-earning assets	14,117			13,089
Total assets	$338,877			$333,693
Interest-bearing liabilities:
Interest-bearing demand deposits	$30,786	$8	0.05%	$27,045		$7	0.05%
Saving deposits	71,667	37	0.10%	63,061		33	0.10%
Money market deposits	41,266	54	0.26%	31,435		60	0.38%
Certificates of deposit	110,088	430	0.78%	131,480		1,180	1.79%
Total interest-bearing deposits	253,807	529	0.42%	253,021		1,280	1.01%
FHLB advances	456	6	2.63%	2,686		38	2.83%
Total interest-bearing liabilities	254,263	535	0.42%	255,707		1,318	1.03%
Non-interest-bearing demand deposits	32,018			25,806
Other non-interest-bearing liabilities	3,474			4,706
Total liabilities	289,755			286,219
Retained earnings	49,122			47,474
Total liabilities and equity	$338,877			$333,693
Net interest income		$3,994				$3,577
Net interest rate spread(1)			2.37%				2.02%
Net interest-bearing assets(2)	$70,497			$64,897
Net interest margin(3)			2.46%				2.23%
Average interest-bearing assets to interest-bearing liabilities			127.73%				125.38%

(4)
Net interest rate spread represents the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(5)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)
Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Six Months Ended December 31, 2021 vs 2020
(In thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$(227)	$(150)	$(377)
Securities	183	(183)	-
Other	-	11	11
Total interest-earning assets	(44)	(322)	(366)
Interest bearing liabilities:
Interest-bearing demand deposits	1	-	1
Savings deposits	5	(1)	4
Money market deposits	19	(25)	(6)
Certificates of deposit	(192)	(558)	(750)
Total deposits	(167)	(584)	(751)
FHLB advances	(32)	-	(32)
Total interest-bearing liabilities	(199)	(584)	(783)
Change in net interest income	$155	$262	$417

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage the impact of changes in market interest rates on net interest income and capital. We have an Asset/Liability Committee that is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. The Committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model, the results of which are provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2021 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income.

Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast (In thousands)	Year 1 Change from Level
+400	$8,300	2.6%
+300	8,302	2.7%
+200	8,285	2.4%
+100	8,238	1.9%
Level	8,087	-
-100	7,566	-6.4%

(1)
Assumes an immediate uniform change in interest rates at all maturities.

Economic Value of Equity. We monitor interest rate risk through the use of a simulation model that estimates the amounts by which the fair value of our assets and liabilities (our economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. The quarterly reports developed in the simulation model assist us in identifying, measuring, monitoring and controlling interest rate risk to ensure compliance within our policy guidelines.

The table below sets forth, as of December 31, 2021, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2021
		Estimated Decrease in EVE		EVE as a Percentage of Present Value of Assets(3)
Change in Interest Rates (basis points)(1)	Estimated EVE(2) (In thousands)	Amount (In thousands)	Percent	EVE Ratio(4)	Decrease (basis points)
+400	$38,931	$(14,657)	(27.4%)	12.2%	(256)
+300	42,705	(10,883)	(20.3%)	12.9%	(180)
+200	46,683	(6,905)	(12.9%)	13.7%	(105)
+100	50,576	(3,012)	(5.6%)	14.3%	(39)
Level	53,588	-	-	14.7%	-
-100	52,587	(1,001)	(1.9%)	14.1%	(60)

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2021, in the event of an instantaneous 200 basis point increase in interest rates, we would experience an 12.9% decrease in EVE, and in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 1.99% decrease in EVE.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Boston. At December 31, 2021, we had $288,000 outstanding in advances from the Federal Home Loan Bank of Boston. At December 31, 2021, we had the ability to borrow $68.4 million in additional Federal Home Loan Bank of Boston advances. Additionally, at December 31, 2021, we had a $2.4 million line of credit with the Federal Home Loan Bank of Boston, none of which was drawn at December 31, 2021.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) provided by operating activities was $(30,000) and $549,000 for the six months ended December 31, 2021 and 2020, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans and proceeds from maturing securities and pay downs on securities, was $15.2 million for the six months ended December 31, 2021, primarily due to the purchase of $27.7 million of securities, offset by maturities, pre-payments and calls of securities of $9.6 million and a net decrease in loans of $1.5 million. Net cash provided by investing activities was $8.4 million for the six months ended December 31, 2020. Net cash provided by financing activities was $22.4 million for the six months ended December 31, 2021, primarily due to an increase in deposits of $22.9 million, offset by the repayment of $630,000 in Federal Home Loan Bank of Boston advances. Net cash provided by financing activities was $2.1 million for the six months ended December 31, 2020.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits and the continued use of Federal Home Loan Bank of Boston advances as needed, to fund loan growth.

Capital Resources. At December 31, 2021, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $49.3 million, or 14.4% of adjusted total assets, which is above the well-capitalized required level of $17.1 million, or 5.0%; and total risk-based capital of $51.1 million, or 29.3% of risk-weighted assets, which is above the well-capitalized required level of $17.4 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category.

The net offering proceeds, discussed in Note 1 to the unaudited consolidated financial statements, will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net offering proceeds are used for general corporate purposes, including funding loans. Our financial condition and results of operations will be enhanced by the net offering proceeds, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net offering proceeds, as well as other factors associated with the offering, our return on equity will be lower immediately following the offering. See “Risk Factors—Risks Related to the Offering—The capital we raise in the stock offering may negatively impact our return on equity until we can fully implement our business plan. This could negatively affect the trading price of our shares of common stock” in the Prospectus.

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

At December 31, 2021, we had $3.5 million of commitments to originate loans and $4.7 million of unadvanced funds under home equity lines of credit. See Note 9 in the Notes to the unaudited consolidated financial statements for further information.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Treasurer and Chief Operating Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2021, the Company’s Chief Executive Officer and Treasurer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2021, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the mutual holding company reorganization of the Bank, the Company completed its initial public stock offering on January 12, 2022. The Company sold 2,804,306 shares of common stock at $10.00 per share in its subscription offering, pursuant to a Registration Statement on Form S-1 (SEC File No. 333-259406), which was declared effective by the Securities and Exchange Commission on November 10, 2021. The Company registered 2,975,625 shares pursuant to the Registration Statement. The offering resulted in gross proceeds of approximately $28.0 million. The net proceeds of the offering were approximately $26.5 million. Of the net proceeds of the offering, the Company used $2.6 million to fund a loan to the Bank's employee stock ownership plan (which in turn used those funds to purchase 255,648 shares in the offering), contributed $250,000 to Colonial Federal Savings Bank Charitable Foundation, Inc., its newly formed charitable foundation, invested $13.2 million in the Bank as additional capital, and retained $13.3 million for general corporate purposes. Piper Sandler & Co. served as marketing agent for the offering.

In connection with the reorganization, the Company also issued 3,586,903 shares of common stock to 15 Beach MHC, its federally chartered mutual holding company, and contributed 130,453 shares of common stock to Colonial Federal Savings Bank Charitable Foundation, Inc..

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

101

The following materials for the quarter ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Retained Earnings, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFSB BANCORP, INC.

Date: February 9, 2022	By:	/s/ Michael E. McFarland
Michael E. McFarland
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2022	By:	/s/ Susan Shea
Susan Shea
Treasurer and Chief Operating Officer
(Principal Financial and Accounting Officer)