Form 10-Q
period 2022-03-31
CFSB Bancorp, Inc. /MA/
filed 2022-05-11
CIK 1879103

☐☐

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Stock, Par Value $0.01 Common Per Share CFSB The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 9, 2022, the registrant had 6,521,642 shares of common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

CFSB Bancorp, Inc. (the “Company,” “we” or “our”) is the stock holding company for Colonial Federal Savings Bank that was created upon the reorganization of Colonial Federal Savings Bank into the mutual holding company structure that was closed on January 12, 2022. Prior to January 12, 2022, the reorganization had not been completed, and the Company was in formation and had no assets or liabilities and had not conducted any business activities other than formational activities. Accordingly, the unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q at or for any period prior to January 12, 2022 related solely to Colonial Federal Savings Bank and its subsidiary.

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

Item 1. Financial Statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	March 31, 2022	June 30, 2021
Assets
Cash and due from banks	$1,637	$1,708
Short-term investments	35,628	38,970
Total cash and cash equivalents	37,265	40,678
Certificates of deposit	980	980
Securities available for sale, at fair value	231	2,294
Securities held to maturity, at amortized cost, fair value of $128,089 at March 31, 2022 and $107,391 at June 30, 2021	134,719	105,114
Federal Home Loan Bank stock, at cost	453	453
Loans, net of allowance for loan losses of $1,747 at March 31, 2022 and $1,722 at June 30, 2021	172,758	174,433
Premises and equipment, net	3,310	3,459
Accrued interest receivable	1,211	1,146
Bank-owned life insurance	10,068	9,250
Deferred tax asset	955	665
Other assets	589	382
Total assets	$362,539	$338,854
Liabilities and Stockholders' Equity
Deposits
Non-interest bearing	$29,228	$30,129
Interest-bearing	254,752	254,505
Total deposits	283,980	284,634
Short-term borrowings	115	918
Mortgagors' escrow accounts	1,540	1,572
Accrued expenses and other liabilities	3,245	3,085
Total liabilities	288,880	290,209
Stockholders' Equity
Preferred Stock, $.01 par value, 10,000,000 and -0- shares authorized as of March 31, 2022 and June 30, 2021, respectively, none issued and
outstanding as of March 31, 2022 and June 30, 2021	-	-
Common Stock, $.01 par value, 90,000,000 and -0- shares authorized as of March 31, 2022 and June 30, 2021, respectively; 6,521,642 and -0-
issued and outstanding as of March 31, 2022 and June 30, 2021	65	-
Additional paid-in capital	27,720	-
Retained earnings	48,406	48,628
Accumulated other comprehensive income	4	17
Unearned compensation - ESOP, 253,621 and -0- shares unallocated
at March 31, 2022 and June 30, 2021, respectively	(2,536)	-
Total stockholders' equity	73,659	48,645
Total liabilities and stockholders' equity	$362,539	$338,854

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Net Income (Loss) (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Interest and dividend income:
Interest and fees on loans	$1,615	$1,760	$4,909	$5,431
Interest and dividends on debt securities:
Taxable	548	409	1,507	1,326
Tax exempt	117	141	360	426
Interest on short-term investments and certificates of deposit	17	13	50	35
Total interest and dividend income	2,297	2,323	6,826	7,218
Interest expense:
Deposits	245	442	774	1,722
Short-term borrowings	1	13	7	51
Total interest expense	246	455	781	1,773
Net interest income	2,051	1,868	6,045	5,445
Provision for loan losses	1	15	26	45
Net interest income, after provision for loan losses	2,050	1,853	6,019	5,400
Non-interest income:
Customer service fees	32	27	93	87
Income on bank-owned life insurance	75	72	224	217
Gain on sale of securities available for sale	-	-	48	-
Other income	46	46	205	194
Total non-interest income	153	145	570	498
Non-interest expense:
Salaries and employee benefits	956	883	3,102	2,981
Occupancy and equipment	238	236	656	630
Advertising	32	21	110	68
Data processing	89	102	260	272
Deposit insurance	24	21	67	64
Charitable Foundation contribution	1,554	-	1,554	-
Other general and administrative	334	267	1,026	776
Total non-interest expense	3,227	1,530	6,775	4,791
Income (loss) before income taxes	(1,024)	468	(186)	1,107
Provision (benefit) for income taxes	(196)	67	(64)	111
Net income (loss)	$(828)	$401	$(122)	$996
Earnings (loss) per share:
Basic and diluted	$(0.15)	N/A	N/A	N/A
Weighted average shares:
Basic and diluted	5,500,173	N/A	N/A	N/A

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net income (loss)	$(828)	$401	$(122)	$996
Other comprehensive income:
Change in unrealized holding gains (losses)	(3)	(19)	30	(21)
Reclassification adjustment for net realized gains	-	-	(48)	-
Net change in unrealized losses	(3)	(19)	(18)	(21)
Tax effect	1	6	5	6
Net-of-tax amount	(2)	(13)	(13)	(15)
Comprehensive income (loss)	$(830)	$388	$(135)	$981

The tax effect related to net realized gain on sale of security available for sale was $14,000 for the nine months ended March 31, 2022. There were no sales for the three months ended March 31, 2022 or for the three and nine months ended March 31, 2021.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity and Retained Earnings (Unaudited)

(Dollars in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP	Total
Balance at June 30, 2021	-	$-	$-	$48,628	$17	$-	$48,645
Comprehensive income (loss)	-	-	-	472	(10)	-	462
Balance at September 30, 2021	-	-	-	49,100	7	-	49,107
Comprehensive income (loss)	-	-	-	234	(1)	-	233
Balance at December 31, 2021	-	-	-	49,334	6	-	49,340
Comprehensive income (loss)	-	-	-	(828)	(2)	-	(830)
Transfer of cash from CFSB to 15 Beach MHC	-	-	-	(100)	-	-	(100)
Issuance of shares to the mutual holding company	3,586,903	36	-	-	-	-	36
Issuance of shares in the initial public offering, net of expenses of $1,583,000	2,804,306	28	26,417	-	-	-	26,445
Issuance and contribution of shares to the Colonial Federal Savings Bank Charitable Foundation	130,433	1	1,303	-	-	-	1,304
Purchase of 255,648 shares by the ESOP	-	-	-	-	-	(2,556)	(2,556)
ESOP shares committed to be released - 2,027	-	-	-	-	-	20	20
Balance at March 31, 2022	6,521,642	$65	$27,720	$48,406	$4	$(2,536)	$73,659

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total
Balance at June 30, 2020	$47,236	$10	$47,246
Comprehensive income (loss)	595	(2)	593
Balance at December 31, 2020	47,831	8	47,839
Comprehensive income (loss)	401	(13)	388
Balance at March 31, 2021	$48,232	$(5)	$48,227

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$(122)	$996
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	26	45
Gain on sales of securities available for sale, net	(48)	-
Depreciation and amortization, net	627	516
Contribution of stock to charitable foundation	1,304	-
ESOP expense	20	-
Net change in:
Cash surrender value of bank-owned life insurance	(183)	(181)
Accrued interest receivable	(65)	91
Other, net	(432)	(176)
Net cash provided by operating activities	1,127	1,291
Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	62	78
Purchases	-	(1,982)
Sales	2,031	-
Activity in securities held to maturity:
Maturities, prepayments and calls	16,923	20,030
Purchases	(46,962)	(22,212)
Loan originations and payments, net	1,649	14,419
Additions to premises and equipment	(44)	(61)
Purchase of bank-owned life insurance	(635)	-
Redemption of Federal Home Loan Bank Stock	-	101
Net cash (used in) provided by investing activities	(26,976)	10,372
Cash flows from financing activities:
Net increase in deposits	(654)	6,871
Net decrease in short-term borrowings	(803)	(2,203)
Proceeds from sale of common stock, net	26,481	-
Common stock purchased by ESOP	(2,556)	-
Net decrease in mortgagors' escrow accounts	(32)	(41)
Net cash provided by financing activities	22,436	4,627
Net change in cash and cash equivalents	(3,413)	16,290
Cash and cash equivalents at beginning of year	40,678	38,344
Cash and cash equivalents at end of year	$37,265	$54,634
Supplemental information:
Interest paid on deposits and short-term borrowings	$783	$1,778
Income taxes paid	$196	$146

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Colonial Federal Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS

Basis of presentation and consolidation

These unaudited consolidated financial statements of CFSB Bancorp, Inc. (the "Company") include the accounts of Colonial Federal Savings Bank (the “Bank”) and its wholly-owned subsidiary, Beach Street Security Corporation, which was established for the purpose of buying, holding and selling securities. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reorganization and Offering

On January 12, 2022 the Bank reorganized from a federally chartered mutual savings bank to a two-tier mutual holding company structure. As part of the reorganization, a mutual holding company (the “MHC”) was formed as a federal corporation, into which all of the current voting rights of the members of the Bank were transferred. As part of the reorganization, the Bank converted to a federal stock savings bank (the “Stock Bank”). A stock holding company (the “Holding Company”) was established as a federal corporation and a majority-owned subsidiary of the MHC at all times so long as the MHC remains in existence. Concurrently with the reorganization, the Holding Company offered for sale 43% of its common stock in a stock offering and contributed 2% of its common stock to a charitable foundation established as a part of the reorganization. The remainder of the Holding Company common stock is held by the MHC. The Holding Company offered shares of common stock for sale on a priority basis to depositors of the Bank and the tax qualified employee plans of the Bank. The Company sold 2,804,306 shares of common stock at $10.00 per share for gross offering proceeds of $28.0 million.

Employee Stock Ownership Plan (ESOP)

The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders' equity. The Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants' accounts under the plan.

Earnings Per Share

The following table presents the factors used in the earnings (loss) per share calculation:

Three Months Ended
Basic and diluted	March 31, 2022

Net loss	$(828,000)
Weighted average common shares outstanding	5,724,552
Less: Average unallocated ESOP shares	(224,380)
Average shares	5,500,173
Basic and diluted earnings per common share	$(0.15)

Colonial Federal Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the unaudited consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the allowance for loan losses and deferred income taxes.

Reclassification

Certain amounts in the 2021 unaudited consolidated financial statements have been reclassified to conform to the 2022 presentation.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842). This ASU is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-to-use asset and a liability representing the obligation to make lease payments for long-term operating leases. The ASU, as amended, will be effective for fiscal years beginning after December 15, 2021. Management is currently evaluating the impact of adopting this ASU. It is expected that assets and liabilities will increase based on the estimated present value of remaining lease payments in place at the adoption date.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This ASU, as amended, is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Management is currently evaluating the impact of adopting this ASU to the unaudited consolidated financial statements, which may be material.

2.
RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Effective March 26, 2020, the Board of Governors of the Federal Reserve reduced reserve requirement ratios to zero percent and therefore no reserve balance was required at March 31, 2022 or June 30, 2021.

3.
SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

Colonial Federal Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

	March 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$209	$5	$-	$214
Collateralized mortgage obligations	17	-	-	17
Total securities available for sale	$226	$5	$-	$231

Securities held to maturity:
Government-sponsored enterprises:
Mortgage-backed securities	$40,305	$145	$(1,286)	$39,164
Collateralized mortgage obligations	9	-	-	9
Municipal bonds	44,025	46	(3,147)	40,924
Corporate bonds	50,380	133	(2,521)	47,992
Total securities held to maturity	$134,719	$324	$(6,954)	$128,089

	June 30, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Debt obligations	$1,983	$12	$-	$1,995
Mortgage-backed securities	260	12	-	272
Collateralized mortgage obligations	27	-	-	27
Total securities available for sale	$2,270	$24	$-	$2,294
Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$1,001	$12	$-	$1,013
Mortgage-backed securities	27,680	1,229	(12)	28,897
Collateralized mortgage obligations	17	1	-	18
Municipal bonds	38,360	458	(216)	38,602
Corporate bonds	38,056	936	(131)	38,861
Total securities held to maturity	$105,114	$2,636	$(359)	$107,391

Securities with an amortized cost of $14,690,000 and a fair value of $13,547,000 at March 31, 2022 were pledged to secure a credit line with the Federal Reserve Bank. See Note 7.

The amortized cost and fair value of debt securities, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Colonial Federal Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

	March 31, 2022
	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$-	$-	$4,710	$4,726
Over 1 year through 5 years	-	-	24,804	24,663
Over 5 years through 10 years	-	-	36,028	33,939
Over 10 years	-	-	28,863	25,588
	-	-	94,405	88,916
Mortgage-backed securities	209	214	40,305	39,164
Collateralized mortgage obligations	17	17	9	9
	$226	$231	$134,719	$128,089

Information pertaining to securities with gross unrealized losses at March 31, 2022 and June 30, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
March 31, 2022
Securities held to maturity:
Mortgage-backed securities	$1,146	$26,970	$140	$2,040
Municipal bonds	2,122	20,138	1,025	7,022
Corporate bonds	1,879	30,925	642	6,036
Total temporarily impaired securities held to maturity	$5,147	$78,033	$1,807	$15,098

	Less Than Twelve Months		Over Twelve Months
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
June 30, 2021
Securities held to maturity:
Mortgage-backed securities	$12	$2,598	$-	$-
Municipal bonds	216	7,839	-	-
Corporate bonds	131	9,249	-	-
Total temporarily impaired securities held to maturity	$359	$19,686	$-	$-

At March 31, 2022, 128 debt securities have unrealized losses with aggregate depreciation of 6.95% from the Bank’s amortized cost basis. These unrealized losses are the result of changes in the interest rate environment and there have been no downgrades in the investment quality of these securities. The contractual terms of these securities do not permit the entities to settle the security at a price less than par value. Because the Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, it does not consider these securities to be other-than-temporarily impaired at March 31, 2022.

Proceeds from the sale of securities available for sale was $0 and $2,031,000 for the three and nine months ended March 31, 2022, respectively. There were no sales during the three and nine months ended March 31, 2021.

Colonial Federal Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

4.
LOANS

A summary of the balances of loans follows:

(In thousands)	March 31, 2022	June 30, 2021
Mortgage loans on real estate:
Residential:
1-4 family	$140,080	$139,687
Multifamily	15,353	15,868
Second mortgages and home equity lines of credit	1,955	2,454
Commercial	15,307	16,366
Total mortgage loans on real estate	172,695	174,375
Other loans:
Consumer	97	139
Home improvement	2,062	1,972
Total other loans	2,159	2,111
Total loans	174,854	176,486
Less: Allowance for loan losses	(1,747)	(1,722)
Net deferred loan fees	(349)	(331)
Loans, net	$172,758	$174,433

Mortgage loans serviced for others are not included in the accompanying unaudited consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $121,000 at March 31, 2022 and $499,000 at June 30, 2021.

Residential loans are subject to a blanket lien securing FHLB advances. See Note 7.

Activity in the allowance for loan losses and allocation of the allowance to loan segments follows:

(In thousands)	Residential Real Estate	Commercial Real Estate	Consumer	Unallocated	Total

Balance at June 30, 2021	$1,262	$279	$58	$123	$1,722
Provision (credit) for loan losses	(14)	(14)	-	53	25
Loans charged-off	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance at December 31, 2021	1,248	265	58	176	1,747
Provision (credit) for loan losses	(10)	(4)	3	12	1
Loans charged-off	-	-	(1)	-	(1)
Recoveries	-	-	-	-	-
Balance at March 31, 2022	$1,238	$261	$60	$188	$1,747

Balance at June 30, 2020	$1,228	$301	$48	$85	$1,662
Provision (credit) for loan losses	24	(8)	7	7	30
Loans charged-off	-	-	-	-	-
Recoveries	-	-	-	-	-
Balance at December 31, 2020	1,252	293	55	92	1,692
Provision (credit) for loan losses	(20)	-	(2)	37	15
Loans charged-off	-	-	-	-	-

Colonial Federal Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Recoveries	-	-	-	-	-
Balance at March 31, 2021	$1,232	$293	$53	$129	$1,707
March 31, 2022
Allowance for impaired loans	$-	$-	$-	$-	$-
Allowance for non-impaired loans	1,238	261	60	188	1,747
Total allowance for loan losses	$1,238	$261	$60	$188	$1,747
Impaired loans	$-	$-	$-	$-	$-
Non-impaired loans	157,388	15,307	2,159	-	174,854
Total loans	$157,388	$15,307	$2,159	$-	$174,854
December 31, 2021
Allowance for impaired loans	$-	$-	$-	$-	$-
Allowance for non-impaired loans	1,248	265	58	176	1,747
Total allowance for loan losses	$1,248	$265	$58	$176	$1,747
Impaired loans	$-	$-	$-	$-	$-
Non-impaired loans	157,414	15,508	2,110	-	175,032
Total loans	$157,414	$15,508	$2,110	$-	$175,032
June 30, 2021
Allowance for impaired loans	$-	$-	$-	$-	$-
Allowance for non-impaired loans	1,262	279	58	123	1,722
Total allowance for loan losses	$1,262	$279	$58	$123	$1,722
Impaired loans	$-	$-	$-	$-	$-
Non-impaired loans	158,009	16,366	2,111	-	176,486
Total loans	$158,009	$16,366	$2,111	$-	$176,486

At March 31, 2022 and June 30, 2021, there were no past due loans or loans on non-accrual. At March 31, 2022 and June 30, 2021, there were no loans past due ninety days or more and still accruing.

There were no impaired loans at March 31, 2022 or June 30, 2021.

During the three and nine months ended March 31, 2022 and 2021, there were no troubled debt restructurings or troubled debt restructurings that defaulted in the first twelve months after restructuring. Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings. Any reserve required is recorded through the provision for loan losses.

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

The following table presents information on the Bank’s loans by risk ratings:

	March 31, 2022		June 30, 2021
(In thousands)	Residential Real Estate	Commercial Real Estate	Residential Real Estate	Commercial Real Estate
Pass	$157,388	$13,103	$158,009	$14,342
Special mention	-	2,204	-	2,024
	$157,388	$15,307	$158,009	$16,366

At March 31, 2022 and June 30, 2021, there were no loans rated substandard, doubtful or loss.

Colonial Federal Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

5.
PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

(In thousands)	March 31, 2022	June 30, 2021
Land	$1,553	$1,553
Bank buildings	1,066	1,066
Building improvements	926	926
Furniture, fixtures and equipment	1,311	1,267
Leasehold improvements	167	167
	5,023	4,979
Less accumulated depreciation and amortization	(1,713)	(1,520)
	$3,310	$3,459

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 amounted to $63,000 and $68,000, respectively. Depreciation and amortization expense for the nine months ended March 31, 2022 and 2021 amounted to $193,000 and $202,000, respectively.

6.
DEPOSITS

A summary of deposit balances, by type, is as follows:

(In thousands)	March 31, 2022	June 30, 2021
NOW and demand	$62,101	$62,745
Regular and other	73,229	68,998
Money market deposits	43,683	41,319
Total non-certificate accounts	179,013	173,062
Term certificates of $250,000 or more	25,418	25,833
Term certificates less than $250,000	79,549	85,739
Total certificate accounts	104,967	111,572
Total deposits	$283,980	$284,634

A summary of certificate accounts by maturity is as follows:

	March 31, 2022		June 30, 2021
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due within 1 year	$76,875	0.51%	$67,440	0.66%
Over 1 year to 2 years	20,754	1.49	33,517	1.11
Over 2 years to 3 years	5,583	0.97	5,208	1.86
Over 3 years to 5 years	1,755	0.65	5,407	0.95
	$104,967	0.73%	$111,572	0.86%

7.
FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Short-term FHLB advances with an original maturity of less than one year amounted to $115,000 with a weighted average rate of 2.65% at March 31, 2022 and $918,000 with a weighted average rate of 2.75% at June 30, 2021. There were no long-term FHLB advances outstanding at March 31, 2022 and June 30, 2021.

Colonial Federal Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The Bank has an available line of credit in the amount of $2,354,000 with the FHLB of Boston at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank’s total assets. At March 31, 2022 and June 30, 2021, there were no funds advanced under the line of credit. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as first mortgage loans on owner-occupied 1-4 family residential property.

The Bank has an available line of credit under the Federal Reserve Bank Borrower-in-Custody program offered through the Discount Window. Under the terms of the credit line at March 31, 2022 and June 30, 2021, the Bank has pledged certain qualifying securities with a fair market value of $13,547,000 and $10,081,000, respectively, and the line bears a variable interest rate equal to the federal funds rate plus 0.50%. At March 31, 2022 and June 30, 2021, there was no outstanding balance under this program.

8.
MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's unaudited consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Federal banking regulations require minimum capital requirements for community banking institutions as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. At March 31, 2022, the Bank met the required capital conservation buffer. Management believes that the Bank’s capital levels will remain characterized as “well capitalized.”

As of March 31, 2022, the most recent notification from the Office of the Comptroller of Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of March 31, 2022 and June 30, 2021 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total capital (to risk weighted assets)	$64,655	35.0%	$14,797	8.0%	$18,496	10.0%
Common equity Tier 1 capital (to risk weighted assets)	62,908	34.0	8,323	4.5	12,023	6.5
Tier 1 capital (to risk weighted assets)	62,908	34.0	11,098	6.0	14,797	8.0
Tier 1 capital (to adjusted total assets)	62,908	17.4	14,479	4.0	18,099	5.0
June 30, 2021
Total capital (to risk weighted assets)	$50,350	29.7%	$13,585	8.0%	$16,981	10.0%
Common equity Tier 1 capital (to risk weighted assets)	48,628	28.6	7,641	4.5	11,038	6.5
Tier 1 capital (to risk weighted assets)	48,628	28.6	10,189	6.0	13,585	8.0
Tier 1 capital (to adjusted total assets)	48,628	14.4	13,519	4.0	16,898	5.0

Colonial Federal Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

9.
COMMITMENTS AND CONTINGENCIES

Loan commitments

The Bank is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and advance funds on lines of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the unaudited consolidated balance sheets.

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments.

At March 31, 2022 and June 30, 2021, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In thousands)	March 31, 2022	June 30, 2021
Commitments to grant loans	$4,199	$1,460
Unadvanced funds on equity lines of credit	5,419	5,659

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

Operating lease commitments

Pursuant to the terms of noncancelable lease agreements in effect at March 31, 2022 pertaining to premises, future minimum rent commitments for the fiscal years ending 2022 through 2026 and thereafter amounted to $23,000, $119,000, $119,000, $119,000, $119,000 and $747,000, respectively.

The cost of the lease payments is not included above. Total lease expense for the nine months ended March 31, 2022 and 2021 amounted to $68,000 for each period.

Other contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Bank’s unaudited consolidated financial statements.

Colonial Federal Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

10.
EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan

As part of the stock offering, the Bank established the Colonial Federal Savings Bank Employee Stock Ownership Plan ("ESOP') to provide eligible employees of the Bank the opportunity to own Company Stock. The ESOP is a tax-qualified retirement plan for the benefit of Bank employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal limits. The number of shares committed to be released per year is 10,226.

The ESOP funded its purchase of 255,648 shares through a loan from the Company equal to 100% of the purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank's contributions to the ESOP over the loan term of 25 years. At March 31, 2022, the principal balance on the ESOP loan was $2.6 million.

March 31, 2022
Shares held by the ESOP include the following:
Committed to be allocated	2,027
Unallocated	253,621
Total	255,648

Defined benefit plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (the "Pentegra DB Plan”), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.

Pension expense under the Pentegra DB Plan amounted to $180,000 and $195,000 for the three months ended March 31, 2022 and 2021, respectively, and $555,000 and $585,000 for the nine months ended March 31, 2022 and 2021, respectively. There were no contributions made to the Pentegra DB Plan during the three months ended March 31, 2022 and 2021, respectively.

401(k) plan

The Bank has a savings plan which is intended to qualify under Section 401(k) of the Internal Revenue Code. The plan provides for voluntary contributions by participating employees ranging from 2% to 15% of their compensation, subject to certain limitations. The Bank matches 10% of the employee’s voluntary contributions up to 3% of their compensation. Employer 401(k) contribution expense amounted to $7,000 and $10,000 for the three months ended March 31, 2022 and 2021 and $27,000 and $29,000 for the nine months ended March 31, 2022 and 2021

Supplemental compensation plan

The Bank has entered into a Supplemental Executive Retirement Plan (the “SERP”) with certain officers, which provides for payments upon attaining the retirement age noted in the SERP. The present value of these future payments is provided over the remaining terms of the officers’ employment and at March 31, 2022 and June 30, 2021, the accrued liability amounted to $799,000 and $748,000, respectively. SERP expense for the nine months ended March 31, 2022 and 2021 amounted to $52,000 and $62,000, respectively In connection with these SERPs, the Bank purchased life insurance policies, which had a cash surrender value of $5,677,000 and $4,922,000 at March 31, 2022 and June 30, 2021, respectively.

In addition, the Bank provides death benefits for officers and directors of the Bank under the terms of Split Dollar Agreements. The Bank has purchased life insurance contracts in connection with these agreements and the cash surrender value of the policies at March 31, 2022 and June 30, 2021 amounted to $4,391,000 and $4,328,000, respectively. For the nine months ended March 31, 2022 and 2021, post-retirement expense related to these obligations amounted to $41,000 and $29,000, respectively.

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

Assets and liabilities measured at fair value on a recurring basis

At March 31, 2022 and June 30, 2021, securities available for sale were measured at Level 2 with a fair value of $231,000 and $2,294,000, respectively. All fair value measurements are obtained from a third-party pricing service and are not adjusted by management. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no securities measured at fair value in Levels 1 and 3.

There are no liabilities measured at fair value on a recurring basis at March 31, 2022 and June 30, 2021.

Assets and liabilities measured at fair value on a non-recurring basis

The Bank may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2022 or June 30, 2021.

Colonial Federal Savings Bank and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and June 30, 2021.

	March 31, 2022
(In thousands)	Carrying Value	Level 1	Fair Value Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$37,265	$37,265	$-	$-	$37,265
Certificates of deposits	980	-	980	-	980
Securities available for sale	231	-	231	-	231
Securities held to maturity	134,719	-	128,089	-	128,089
Federal Home Loan Bank of Boston stock	453	-	-	453	453
Loans - net	172,758	-	-	168,212	168,212
Accrued interest receivable	1,211	-	-	1,211	1,211
Liabilities:
Deposits	283,980	-	-	272,559	272,559
Short-term borrowings	115	-	-	115	115
Accrued interest payable	-	-	-	-	-

	June 30, 2021
(In thousands)	Carrying Value	Level 1	Fair Value Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$40,678	$40,678	$-	$-	$40,678
Certificates of deposits	980	-	988	-	988
Securities available for sale	2,294	-	2,294	-	2,294
Securities held to maturity	105,114	-	107,391	-	107,391
Federal Home Loan Bank of Boston stock	453	-	-	453	453
Loans - net	174,433	-	-	177,324	177,324
Accrued interest receivable	1,146	-	-	1,146	1,146
Liabilities:					-
Deposits	284,634	-	-	285,915	285,915
Short-term borrowings	918	-	-	925	925
Accrued interest payable	3	-	-	3	3

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
•
the current or anticipated impact of military conflict, terrorism or other geopolitical event;
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

The allowance for loan losses represents management's estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of a loan receivable is charged off as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as a critical accounting policy.

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

There have been no material changes to our critical accounting policies during the nine months ended March 31, 2022.

For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the audited consolidated financial statements within the prospectus.

Comparison of Financial Condition at March 31, 2022 and June 30, 2021

Total Assets. Total assets increased $23.6 million, or 7.0%, to $362.5 million at March 31, 2022 from $338.9 million at June 30, 2021. The increase resulted primarily from increases in securities held to maturity of $29.6 million, or 28.2%, and bank-owned life insurance of $818,000, or 8.8%, offset by a decrease in net loans of $1.7 million, or 1.0%.

Cash and Cash Equivalents. Cash and cash equivalents decreased $3.4 million, or 8.4%, to $37.3 million at March 31, 2022 from $40.7 million at June 30, 2021. The decrease was a result of an increase in securities held to maturity, as we invested excess cash into securities to increase our overall yield on interest-earning assets.

Net Loans. Net loans decreased $1.7 million, or 1.0%, to $172.8 million at March 31, 2022 from $174.4 million at June 30, 2021. The decrease was due to decreases of $515,000, or 3.2%, in multi-family real estate loans, $499,000, or 20.3%, in second mortgages and $1.1 million, or 6.5%, in commercial real estate loans, offset by increases of $393,000, or 0.3%, in one-to-four family residential real estate loans and $48,000, or 2.3%, in other loans. The decreases in multi-family and commercial real estate loans reflected payoffs on properties sold by the borrower and repayments exceeding originations during the nine months ended March 31, 2022.

Securities Available for Sale. Securities available for sale decreased $2.1 million to $231,000 at March 31, 2022 from $2.3 million at June 30, 2021. The decrease was primarily due to the sale in July 2021 of a $2.0 million seven-year U.S. Treasury security that was purchased in March 2021. The security was sold for a pre-tax gain of $48,000.

Securities Held to Maturity. Securities held to maturity increased $29.6 million, or 28.2%, to $134.7 million at March 31, 2022 from $105.1 million at June 30, 2021, as we invested excess cash into securities to increase our overall yield on interest-earning assets.

Total Liabilities. Total liabilities decreased $1.3 million, or 0.4%, to $288.9 million at March 31, 2022 from $290.2 million at June 30, 2021. The decrease was the result of decreases in deposits of $654,000, or 0.2%, and Federal Home Loan Bank advances of $803,000, or 87.5%.

Deposits. Deposits decreased $654,000, or 0.2%, to $284.0 million at March 31, 2022 from $284.6 million at June 30, 2021. The decrease was the result of decreases of $644,000, or 1.0%, in non-interest bearing deposits, and $6.6 million, or 5.9%, in certificates of deposit, offset by increases in savings accounts of $4.2 million, or 6.1%, and $2.4 million, or 5.8% in money market accounts. The decrease in certificates of deposit reflects depositors’ decision not to renew maturing certificates of deposit and place those funds in liquid accounts due to the changing interest rate environment.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank advances, decreased $803,000, or 87.5%, to $115,000 at March 31, 2022 from $918,000 at June 30, 2021, as a result of repayments of short-term borrowings.

Stockholders' Equity. Total stockholders' equity increased $25.1 million, or 51.4%, to $73.7 million at March 31, 2022 from $48.6 million at June 30, 2021. The increase was due to $26.4 million in funds received from the stock offering offset by a net operating loss of $122,000 for the nine months ended March 31, 2022 and $2.6 million for the purchase of 255,648 shares of common stock by the ESOP.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021

General. We had net loss of $828,000 for the three months ended March 31, 2022, compared to net income of $401,000 for the three months ended March 31, 2021, a decrease of $1.2 million, or 306.5%. The decrease in net income was primarily due to the $1.6 million funding of the new charitable foundation and an increase of $143,000, or 9.3%, in non-interest expense, offset by an increase in net interest income of $183,000, or 9.8%, and a decrease of $263,000, or 392.5%, in income tax expense.

Interest and Dividend Income. Interest and dividend income decreased $26,000, or 1.1%, to $2.3 million for the three months ended March 31, 2022 from $2.3 million for the three months ended March 31, 2021. The decrease was attributable to a decrease of $145,000, or 8.2%, in interest on loans, offset by an increase of $115,000, or 20.9% in interest on securities and an increase of $4,000, or 30.8%, in other interest earning assets. Interest income on loans decreased primarily due to a decrease in the average balance of loans of $3.7 million to $174.5 million for the three months ended March 31, 2022 from $178.2 million for the three months ended March 31, 2021 and due to a decrease in the average yield on loans of 25 basis points to 3.70% for the three months ended March 31, 2022 from 3.95% for the three months ended March 31, 2021. Interest income on securities increased due to an increase in the average balance of securities of $33.2 million to $127.8 million for the three months ended March 31, 2022 from $94.6 million for the three months ended March 31, 2021, offset by a decrease in the average yield on securities of 25 basis points to 2.08% for the three months ended March 31, 2022 from 2.33% for the three months ended March 31, 2021. The decreases in the average yields on loans and securities reflected the lower interest rate environment continuing in the first quarter of 2022.

Interest Expense. Interest expense decreased $209,000, or 45.9%, to $246,000 for the three months ended March 31, 2022 from $455,000 for the three months ended March 31, 2021. The decrease was primarily due to a decrease of $196,000, or 50.3%, in interest expense on certificates of deposit. The average cost of certificates of deposit decreased 55 basis points to 0.72% for the three months ended March 31, 2022 from 1.27% for the three months ended March 31, 2021 and the average balance of certificates of deposit decreased $15.1 million to $107.5 million for the three months ended March 31, 2022 from $122.6 million for the three months ended March 31, 2021. Additionally, interest expense on borrowings, consisting entirely of FHLB advances, decreased $12,000, or 92.3%, to $1,000 for the three months ended March 31, 2022 from $13,000 for the three months ended March 31, 2021 due primarily to the decrease in the average balance of borrowings to $174,000 for the three months ended March 31, 2022 from $1.7 million for the three months ended March 31, 2021 and, to a lesser extent, a decline in the cost of borrowings of 71 basis points to 2.30% for the three months ended March 31, 2022 from 3.01% for the three months ended March 31, 2021 due to the maturity of a higher-costing borrowing.

Net Interest Income. Net interest income increased $183,000, or 9.8%, to $2.1 million for the three months ended March 31, 2022 from $1.9 million for the three months ended March 31, 2021. The increase was due to an increase in average net interest-earning assets of $26.5 million combined with an increase in our net interest rate spread to 2.27% for the three months ended March 31, 2022 from 2.20% for the three months ended March 31, 2021. Our net interest margin increased to 2.38% for the three months ended March 31, 2022 compared to 2.34% for the three months ended March 31, 2021. The increase in the net interest rate spread was primarily a result of the yield on interest-earning assets decreasing at a slower rate than the decline in the cost of interest-bearing liabilities.

Provision for Loan Losses. We recorded a provision for loan losses of $1,000 and $15,000 for the three-month periods ended March 31, 2022 and March 31, 2021, respectively. The provision reflected the application of qualitative factors related to the economic conditions caused by the COVID-19 pandemic, offset by a decrease in loans and continued strong asset quality. The allowance for loan losses was $1.7 million, or 1.00% of total loans, at March 31, 2022, compared to $1.7 million, or 0.98% of total loans, at March 31, 2021. The allowance for loan loss was $1.7 million, or 0.98% of total loans at June 30, 2021. We had $2.2 million of loans designated special mention at March 31, 2022, which represented two loans collateralized by five commercial real estate properties. We did not have any loans designated as special mention at March 31, 2021. We had no loans categorized as substandard, doubtful or loss at March 31, 2022 or 2021. We did not have any non-performing loans at either March 31, 2022 or 2021. We had $1,000 and $0 in charge-offs for the three months ended March 31, 2022 and 2021, respectively. We had no recoveries for the three months ended March 31, 2022 or 2021.

Non-Interest Income. Non-interest income information is as follows.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	Amount	Percent
Customer service fees	$32	$27	$5	18.5%
Income on bank-owned life insurance	75	72	3	4.2%
Other income	46	46	-	0.0%
Total non-interest income	$153	$145	$8	5.5%

Non-interest income increased $8,000, or 5.5%, to $153,000 for the three months ended March 31, 2022 from $145,000 for the three months ended March 31, 2021. The increase was due to a $5,000 increase in customer service fees and a $3,000 increase in income on bank-owned life insurance.

Non-Interest Expense. Non-interest expense information is as follows.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	Amount	Percent
Salaries and employee benefits	$956	$883	$73	8.3%
Occupancy and equipment	238	236	2	0.8%
Advertising	32	21	11	52.4%
Data processing	89	102	(13)	(12.7%)
Deposit insurance	24	21	3	14.3%
Charitable Foundation	1,554	-	1,554	-
Other	334	267	67	25.1%
Total non-interest expense	$3,227	$1,530	$1,697	110.9%

Non-interest expense increased $1.7 million, or 110.9%, to $3.2 million for the three months ended March 31, 2022 from $1.5 million for the three months ended March 31, 2021. The increase was due primarily to the $1.6 million funding of the new charitable foundation, a $73,000 increase in salaries and employee benefit expense due to normal employee annual merit salary benefit increases and the expense recognized in connection with the ESOP, and a $67,000 increase in other expenses due primarily to increased consultant and audit expenses.

Provision for Income Taxes. The Company recorded a benefit for income taxes of $196,000 for the three months ended March 31, 2022, which represented a $263,000, or 392.5%, decrease from the income taxes of $67,000 for the three months ended March 31, 2021. Our effective tax rate was (19.1%) and 14.3% for the quarters ended March 31, 2022 and March 31, 2021, respectively. The lower effective tax rate for the three months ended March 31, 2022 and 2021 as compared to the statutory rate reflected the benefit of our investment in tax-advantaged municipal securities and bank-owned life insurance as well as reduced state taxes through utilization of a Massachusetts securities corporation to hold our investment securities. The decrease in the provision for income taxes for the three months ended March 31, 2022 was due to the tax benefit related to the funding of the charitable foundation.

Average Balance and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. No tax-equivalent adjustments have been made. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $349,000 and $305,000 at March 31, 2022 and March 31, 2021, respectively.

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$174,485	$1,615	3.70%	$178,185	$1,760	3.95%
Securities	127,837	665	2.08%	94,608	550	2.33%
Other	42,130	17	0.16%	46,613	13	0.11%
Total interest-earning assets	344,452	2,297	2.67%	319,406	2,323	2.91%
Non-interest-earning assets	17,417			14,609
Total assets	$361,869			$334,015
Interest-bearing liabilities:
Interest-bearing demand deposits	$31,088	$6	0.08%	$28,198	$4	0.06%
Saving deposits	73,426	18	0.10%	66,606	16	0.10%
Money market deposits	42,077	27	0.26%	35,818	32	0.36%
Certificates of deposit	107,464	194	0.72%	122,589	390	1.27%
Total interest-bearing deposits	254,055	245	0.39%	253,211	442	0.70%
FHLB advances	174	1	2.30%	1,725	13	3.01%
Total interest-bearing liabilities	254,229	246	0.39%	254,936	455	0.71%
Non-interest-bearing demand deposits	31,936			27,153
Other non-interest-bearing liabilities	4,315			3,689
Total liabilities	290,480			285,778
Stockholder's equity	71,389			48,237
Total liabilities and stockholders' equity	$361,869			$334,015
Net interest income		$2,051			$1,868
Net interest rate spread(1)			2.28%			2.20%
Net interest-bearing assets(2)	$90,223			$64,470
Net interest margin(3)			2.38%			2.34%
Average interest-bearing assets to interest-bearing liabilities			135.49%			125.29%

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

	Three Months Ended March 31, 2022 vs 2021
(In thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$(37)	$(108)	$(145)
Securities	193	(78)	115
Other	(1)	5	4
Total interest-earning assets	155	(181)	(26)
Interest-bearing liabilities:
Interest-bearing demand deposits	-	2	2
Savings deposits	2	-	2
Money market deposits	6	(11)	(5)
Certificates of deposit	(48)	(148)	(196)
Total deposits	(40)	(157)	(197)
FHLB advances	(12)	-	(12)
Total interest-bearing liabilities	(52)	(157)	(209)
Change in net interest income	$207	$(24)	$183

Comparison of Operating Results for the Nine Months Ended March 31, 2022 and 2021

General. We recorded a net loss of $122,000 for the nine months ended March 31, 2022, compared to net income of $996,000 for the nine months ended March 31, 2021, a decrease of $1.1 million, or 112.2%. The decrease in net income was primarily due to the $1.6 million funding of the charitable foundation and an increase of $430,000, or 9.0% in non-interest expense, offset by an increase in net interest income of $600,000, or 11.0%, and an increase of $72,000, or 14.5%, in non-interest income.

Interest and Dividend Income. Interest and dividend income decreased $392,000, or 5.4%, to $6.8 million for the nine months ended March 31, 2022 from $7.2 million for the nine months ended March 31, 2021. The decrease was attributable to a $522,000 decrease in interest on loans, offset by an $115,000 increase in interest on investments and an $15,000 increase in interest on other interest-earning assets. Interest income on loans decreased due to a decrease in the average balance of loans of $11.9 million to $170.9 million for the nine months ended March 31, 2022 from $182.9 million for the nine months ended March 31, 2021 and due to a decrease in the average yield on loans of 13 basis points to 3.83% for the nine months ended March 31, 2022 from 3.96% for the nine months ended March 31, 2021. Interest income on investments increased primarily due to an increase in the average balance of investments of $23.5 million to $117.9 for the nine months ended March 31, 2022 from $94.5 million for the nine months ended March 31, 2021, offset by a decrease in the average yield on investments of 36 basis points to 2.11% for the nine months ended March 31, 2022 from 2.47% for the nine months ended March 31, 2021. Interest income on other interest-earning assets increased due to the average yields on other interest-earning assets increase of five basis points to 0.16% for the nine months ended March 31, 2022 from 0.11% for the nine months ended March 31, 2021. The decreases in the average yields on interest-earning assets reflected the lower market interest rate environment existing in 2022.

Interest Expense. Interest expense decreased $992,000, or 56.0%, to $781,000 for the nine months ended March 31, 2022 from $1.8 million for the nine months ended March 31, 2021. The decrease was primarily due to a decrease of $945,000, or 60.2%, in interest expense on certificates of deposit. The average cost of certificates of deposit decreased 87 basis points to 0.76% for the nine months ended March 31, 2022 from 1.63% for the nine months ended March 31, 2021 and the average balance of certificates of deposit decreased $19.3 million to $109.2 million for the nine months ended March 31, 2022 from $128.6 million for the nine months ended March 31, 2021. Additionally, interest expense on borrowings, consisting entirely of FHLB advances, decreased $44,000, or 86.2%, to $7,000 for the nine months ended March 31, 2022 from $51,000 for the nine months ended March 31, 2021 due primarily to the decrease in the average balance of borrowings to $363,000 for the nine months ended March 31, 2022 from $2.4 million for the nine months ended March 31, 2021 and, to a lesser extent, a decline in the cost of borrowings of 30 basis points to 2.57% for the nine months ended March 31, 2022 from 2.87% for the nine months ended March 31, 2021 due to the maturity of a higher-costing borrowing.

Net Interest Income. Net interest income increased $600,000, or 11.0%, to $6.0 million for the nine months ended March 31, 2022 from $5.4 million for the nine months ended March 31, 2021. The increase was due to an increase in average net interest-earning assets of $11.6 million combined with an increase in our net interest rate spread to 2.35% for the nine months ended March 31, 2022 from 2.09% for the nine months ended March 31, 2021. Our net interest margin increased to 2.46% for the nine months ended March 31, 2022 compared to 2.28% for the nine months ended March 31, 2021. The increase in the net interest rate spread was primarily a result of the yield on interest-earning assets decreasing at a slower rate than the decline in the cost of interest-bearing liabilities.

Provision for Loan Losses. We recorded provision for loan losses of $26,000 and $45,000 for the nine-month periods ended March 31, 2022 and March 31, 2021, respectively. The provision reflected the application of qualitative factors related to the economic conditions caused by the COVID-19 pandemic, offset by a decrease in loans and continued strong asset quality. The allowance for loan losses was $1.7 million, or 1.00% of total loans, at March 31, 2022, compared to $1.7 million, or 0.98% of total loans, at March 31, 2021. The allowance for loan losses was $1.7 million, or 0.98% of total loans, at June 30, 2021. We had $1,000 and $0 in charge-offs for the nine months ended March 31, 2022 and 2021, respectively. We had no recoveries for the nine months ended March 31, 2022 or 2021.

Non-Interest Income. Non-interest income information is as follows.

	Nine Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	Amount	Percent
Customer service fees	$93	$87	$6	6.9%
Income on bank-owned life insurance	224	217	7	3.2%
Gain on sale of security available for sale	48	-	48	-
Other income	205	194	11	5.7%
Total non-interest income	$570	$498	$72	14.5%

Non-interest income increased $72,000, or 14.5%, to $570,000 for the nine months ended March 31, 2022 from $498,000 for the nine months ended March 31, 2021. The increase was primarily due to a $48,000 gain realized on the sale in July 2021 of a $2.0 million seven-year U.S. Treasury security that was purchased in March 2021, an increase of $9,000 in safe deposit box income and an increase of $7,000 in bank-owned life insurance income.

Non-Interest Expense. Non-interest expense information is as follows.

	Nine Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	Amount	Percent
Salaries and employee benefits	$3,102	$2,981	$121	4.1%
Occupancy and equipment	656	630	26	4.1%
Advertising	110	68	42	61.8%
Data processing	260	272	(12)	(4.4%)
Deposit insurance	67	64	3	4.7%
Charitable Foundation	1,554	-	1,554	-
Other	1,026	776	250	32.2%
Total non-interest expense	$6,775	$4,791	$1,984	41.4%

Non-interest expense increased $2.0 million, or 41.4%, to $6.8 million for the nine months ended March 31, 2022 from $4.8 million for the nine months ended March 31, 2021. The increase was due primarily to the $1.6 million funding of the charitable foundation, $121,000 increase in salaries and employee benefit expense due to normal annual merit salary and benefit increases and expense recognized in connection with the ESOP, and a $250,000 increase in other expenses due to increased consultant and audit expenses.

Provision for Income Taxes. The Company recorded a benefit for income taxes of $64,000 for the nine months ended March 31, 2022, which represented a $175,000, or 157.7%, decrease from the provision for income taxes of $111,000 for the nine months ended March 31, 2021. Our effective tax rate was (34.4%) and 10.0% for the nine months ended March 31, 2022 and March 31, 2021, respectively. The lower effective tax rate for the nine months ended March 31, 2022 and 2021 as compared to the statutory rate reflected the benefit of our investment in tax-advantaged municipal securities and bank-owned life insurance as well as reduced state taxes through utilization of a Massachusetts securities corporation to hold our investment securities. The decrease in the provision for income taxes for the nine months ended March 31, 2022 was due to the benefit related to the funding of the charitable foundation.

Average Balance and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. No tax- equivalent adjustments have been made. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $349,000 and $305,000 at March 31, 2022 and March 31, 2021, respectively.

	Nine Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance		Interest	Average Yield/Rate
Interest-earning assets:
Loans	$170,944	$4,909	3.83%	$182,875		$5,431	3.96%
Securities	117,169	1,867	2.12%	94,451		1,752	2.47%
Other	40,100	50	0.17%	41,535		35	0.11%
Total interest-earning assets	328,213	6,826	2.77%	318,861	-	7,218	3.02%
Non-interest-earning assets	15,863			14,471
Total assets	$344,076			$333,332
Interest-bearing liabilities:
Interest-bearing demand deposits	$30,885	$14	0.06%	$27,424		$10	0.05%
Saving deposits	72,245	55	0.10%	64,225		50	0.10%
Money market deposits	41,533	81	0.26%	32,874		93	0.38%
Certificates of deposit	109,226	624	0.76%	128,560		1,569	1.63%
Total interest-bearing deposits	253,889	774	0.41%	253,083		1,722	0.91%
FHLB advances	363	7	2.57%	2,370		51	2.87%
Total interest-bearing liabilities	254,252	781	0.41%	255,453		1,773	0.93%
Non-interest-bearing demand deposits	32,130			26,252
Other non-interest-bearing liabilities	1,151			3,711
Total liabilities	287,533			285,416
Stockholder's equity	56,543			47,916
Total liabilities and stockholders' equity	$344,076			$333,332
Net interest income		$6,045				$5,445
Net interest rate spread(1)			2.36%				2.09%
Net interest-bearing assets(2)	$73,961			$63,408
Net interest margin(3)			2.46%				2.28%
Average interest-bearing assets to interest-bearing liabilities			129.09%				124.82%

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

	Nine Months Ended March 31, 2022 vs 2021
(In thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$(354)	$(168)	$(522)
Securities	421	(306)	115
Other	(1)	16	15
Total interest-earning assets	66	(458)	(392)
Interest-bearing liabilities:
Interest-bearing demand deposits	1	3	4
Savings deposits	6	(1)	5
Money market deposits	24	(36)	(12)
Certificates of deposit	(236)	(709)	(945)
Total deposits	(205)	(743)	(948)
FHLB advances	(43)	(1)	(44)
Total interest-bearing liabilities	(248)	(744)	(992)
Change in net interest income	$314	$286	$600

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage the impact of changes in market interest rates on net interest income and capital. We have an Asset/Liability Committee that is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. The Asset/Liability Committee establishes and monitors the amount, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model, the results of which are provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning March 31, 2022 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income.

Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast (In thousands)	Year 1 Change from Level
+400	$8,273	-5.7%
+300	8,406	-4.2%
+200	8,532	-2.8%
+100	8,662	-1.3%
Level	8,775	-
-100	8,381	-4.5%

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

The table below sets forth, as of March 31, 2022, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2022
		Estimated Decrease in EVE		EVE as a Percentage of Present Value of Assets(3)
Change in Interest Rates (basis points)(1)	Estimated EVE(2) (In thousands)	Amount (In thousands)	Percent	EVE Ratio(4)	Decrease (basis points)
+400	$53,358	$(20,571)	(27.8%)	17.4%	(367)
+300	58,196	(15,733)	(21.3%)	18.4%	(270)
+200	63,285	(10,644)	(14.4%)	19.3%	(175)
+100	68,639	(5,290)	(7.2%)	20.2%	(83)
Level	73,929	-	-	21.1%	-
-100	77,262	3,333	4.5%	21.3%	(24)

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2022, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 14.4% decrease in EVE, and in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 4.50% increase in EVE.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Boston. At March 31, 2022, we had $115,000 outstanding in advances from the Federal Home Loan Bank of Boston. At March 31, 2022, we had the ability to borrow $69.0 million in additional Federal Home Loan Bank of Boston advances. Additionally, at March 31, 2022, we had a $2.4 million line of credit with the Federal Home Loan Bank of Boston, none of which was drawn at March 31, 2022.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.1 million and $1.3 million for the nine months ended March 31, 2022 and 2021, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans and proceeds from maturing securities and pay downs on securities, was $27.0 million for the nine months ended March 31, 2022, primarily due to the purchase of $47.0 million of securities, offset by maturities, pre-payments and calls of securities of $19.0 million and a net decrease in loans of $1.7 million. Net cash provided by investing activities was $10.4 million for the nine months ended March 31, 2021. Net cash provided by financing activities was $22.4 million for the nine months ended March 31, 2022, primarily from the $26.5 million net proceeds from the sale of common stock, offset by the repayment of $803,000 in Federal Home Loan Bank of Boston advances. Net cash provided by financing activities was $4.6 million for the nine months ended March 31, 2021.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits as supplemented by the use of Federal Home Loan Bank of Boston advances as needed.

Capital Resources. At March 31, 2022 and June 30, 2021 the Bank exceeded all of its regulatory capital requirements. See Note 8 of the unaudited consolidated financial statements of this quarterly report.

The net offering proceeds, discussed in Note 1 to the unaudited consolidated financial statements, significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net offering proceeds are used for general corporate purposes, including funding loans. Our financial condition and results of operations will be enhanced by the net offering proceeds, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net offering proceeds, as well as other factors associated with the offering, our return on equity will be lower immediately following the offering. See “Risk

Factors—Risks Related to the Offering—The capital we raise in the stock offering may negatively impact our return on equity until we can fully implement our business plan. This could negatively affect the trading price of our shares of common stock” in the Prospectus.

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

At March 31, 2022, we had $4.2 million of commitments to originate loans and $5.4 million of unadvanced funds under home equity lines of credit. See Note 9 in the Notes to the unaudited consolidated financial statements for further information.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Treasurer and Chief Operating Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2022, the Company’s Chief Executive Officer and Treasurer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2022, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

101

The following materials for the three and nine months ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Retained Earnings, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFSB BANCORP, INC.

Date: May 11, 2022	By:	/s/ Michael E. McFarland
Michael E. McFarland
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Susan Shea
Susan Shea
Treasurer and Chief Operating Officer
(Principal Financial and Accounting Officer)