Form 10-K
period 2022-06-30
CFSB Bancorp, Inc. /MA/
filed 2022-09-22
CIK 1879103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-41220

CFSB Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

United States of America	87-4396534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15 Beach Street, Quincy, Massachusetts	02170
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 471-0750

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Trading Symbol(s) Name of each exchange on which registered

Stock, Par Value $0.01 Common Per Share CFSB The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on at the end of the most recently completed second quarter was $0.

As of September 19, 2022, the registrant had 6,521,642 shares of common stock, $0.01 par value per share, outstanding.

PART I

This annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

•
conditions relating to the COVID-19 pandemic that are worse than expected;
•
general economic conditions, either nationally or in our market areas, that are worse than expected;
•
changes in the amount of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
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

•
our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames;
•
changes in consumer spending, borrowing and savings habits;
•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC) or the Public Company Accounting Oversight Board;
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

Item 1. Business.

CFSB Bancorp, Inc.

CFSB Bancorp, Inc. (“CFSB Bancorp” or the “Company”) is a federal corporation that was formed in January 2022 to become the bank holding company of Colonial Federal Savings Bank (the “Bank”) as part of the mutual holding company reorganization of the Bank. Since being incorporated, other than holding the common stock of the Bank, CFSB Bancorp retaining approximately 50% of the net cash proceeds of the stock offering, making a loan to the employee stock ownership plan of the Bank, CFSB Bancorp has not engaged in any other business activities.

CFSB Bancorp completed its stock offering in connection with the mutual holding company reorganization of the Bank on January 12, 2022. The Company sold 2,804,306 shares of common stock at $10.00 per share for gross proceeds of $28.0 million. In connection with the reorganization, the Company also contributed 130,433 shares of common stock and $250,000 in cash to the Colonial Federal Savings Bank Charitable Foundation and issued 3,586,903 shares of common stock to 15 Beach, MHC, its federally-chartered mutual holding company. Shares of the Company’s common stock began trading on January 13, 2022 on The NASDAQ Stock Market under the trading symbol “CFSB.”

CFSB Bancorp, as the holding company of the Bank, is authorized to pursue other business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. We currently have no agreements to acquire other financial institutions or financial services companies, although we may determine to do so in the future.

CFSB Bancorp’s cash flows will depend on earnings from the investment of the net offering proceeds and from any dividends it receives from the Bank. The Bank is subject to regulatory limitations on the amount of dividends that it may pay. Initially, CFSB Bancorp will not own or lease any property, but instead will pay the Bank for the use of its premises, furniture and equipment. We intend to employ as officers of CFSB Bancorp only persons who are officers of the Bank. However, we will use the support staff of the Bank from time to time. We will pay the Bank for the time the Bank employees devote to CFSB Bancorp; however, these individuals will not be separately compensated by CFSB Bancorp. CFSB Bancorp may hire additional employees, as appropriate, to the extent it expands its business in the future.

15 Beach, MHC

15 Beach, MHC was formed in January 2022 as a federally-chartered mutual holding company in connection with the reorganization of the Bank into the “two-tier” mutual holding company form of organization. 15 Beach, MHC will, for as long as it is in existence, own a majority of the outstanding shares of CFSB Bancorp’s common stock. As a mutual holding company, 15 Beach, MHC is a non-stock company.

15 Beach, MHC’s principal assets are the common stock of CFSB Bancorp it received in the reorganization and offering and $100,000 cash in initial capitalization. Presently, it is expected that the only business activity of 15 Beach, MHC is to own a majority of CFSB Bancorp’s common stock. 15 Beach, MHC is authorized to engage in any other business activities that are permissible for mutual holding companies under federal law, including investing in loans and securities. 15 Beach, MHC is subject to comprehensive regulation and examination by the Federal Reserve Board.

Colonial Federal Savings Bank

We conduct our operations from our three full-service banking offices and one limited-service banking office located in Norfolk County. We consider our primary lending market area to be Norfolk and Plymouth Counties; however, we occasionally make loans secured by properties located outside of our primary lending market. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans and, to a lesser extent, multi-family real estate loans, commercial real estate loans, second mortgage loans, home equity lines of credit, and consumer loans. Subject to market conditions, we will continue our focus on growing our balance sheet and improving profitability by continuing to originate one- to four-family residential mortgage loans and increasing the origination of multi-family and commercial real estate loans.

At June 30, 2022, we had total assets of $366.2 million, total deposits of $287.1 million and total equity of $74.3 million. We had net income of $442,000 for the year ended June 30, 2022 compared to net income of $1.4 million for the year ended June 30, 2021.

Corporate Information

Our principal executive offices are located at 15 Beach Street Quincy, MA 02170, and our telephone number is (617) 471-0750. Our website address is www.colonialfed.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into, this Form 10-K.

Available Information

We file annual, quarterly and current reports, proxy statements and other documents with the SEC, under the Exchange Act. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. Copies of each of our filings with the SEC can also be viewed and downloaded free of charge at our website, www.colonialfed.com, after the reports and amendments are electronically filed with or furnished to the SEC.

Market Area

We conduct our operations from our three full-service banking offices and one limited-service banking office located in Norfolk County, Massachusetts. We consider our primary lending market area to be Norfolk and Plymouth Counties, Massachusetts; however, we occasionally make loans secured by properties located outside of our primary lending market.

Norfolk County is located directly south of the city of Boston, Massachusetts. The county includes 28 eastern Massachusetts communities, all of which are residential suburbs of Boston. Norfolk County is the wealthiest county in the Commonwealth of Massachusetts and is characterized by a high concentration of white-collar professionals who work in the Boston Metropolitan Statistical Area. According to the United States Census Bureau, the total population of Norfolk County was 724,505 as of July 1, 2021. The annual population growth rate within Norfolk County has decreased 0.2% from 2020 to 2021.

According to the United States Census Bureau from 2016 through 2020:

•
The median household income in Norfolk County was $105,320 compared to a median household income for Massachusetts of $84,385 and $64,994 for the United States;

•
The median home value was $491,000, compared to $398,800 in Massachusetts and $229,800 for the United States;
•
Approximately 54.6% of the population of Norfolk County held a bachelor’s degree or higher, compared to 44.5% for Massachusetts and 32.9% for the United States; and
•
Approximately 5.9% of the population of Norfolk County had incomes below the poverty level, compared to 9.4% for Massachusetts and 11.4% for the United States.

Additionally, according to the U.S. Bureau of Labor Statistics, the unemployment rate at June 2022 was 3.1% for Norfolk County, compared to 3.7% for Massachusetts and 3.5% for the United States.

Competition

We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money centers and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.

As of June 30, 2021 (the latest date for which information is available), our market share was 0.78% of total deposits in Norfolk County, Massachusetts, making us the 23rd largest out of 43 banks operating in Norfolk County.

Lending Activities

Our principal lending activity is in one- to four-family residential real estate loans, and, to a lesser extent, multi-family real estate loans, commercial real estate loans, second mortgage loans, home equity lines of credit and consumer loans. Subject to market conditions and our asset-liability analysis, we expect to increase our focus on the origination of multi-family and commercial real estate loans in an effort to diversify our overall loan portfolio and increase the overall yield earned on our portfolio. We compete by focusing on personalized service for consumers as well as businesses. Due to our structure, we are able to move quickly on customer requests and are able to price competitively compared to our competitors. Our responsiveness has historically enabled us to grow and retain our customer base.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. At June 30, 2022 and 2021, we had no loans held for sale.

	At June 30,
	2022		2021
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Real estate loans:
One- to four-family residential	$141,073	80.76%	$139,687	79.15%
One- to four- family construction	375	0.21%	-	-
Multi-family	14,310	8.19%	15,868	8.99%
Second mortgages and home equity lines of credit	1,970	1.13%	2,454	1.39%
Commercial	14,761	8.45%	16,366	9.27%
Consumer	2,200	1.26%	2,111	1.20%
	$174,689	100.00%	$176,486	100.00%
Less:
Allowance for losses	(1,747)		(1,722)
Net deferred loan fees	(349)		(331)
Total loans	$172,593		$174,433

Contractual Maturities. The following tables set forth the contractual maturities of our loan portfolio at June 30, 2022. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to Four- Family Residential Real Estate	One- to Four- Family Construction	Multi-family	Second Mortgages and Home Equity Lines of Credit	Commercial Real Estate	Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$-	$-	$-	$1	$-	$80	$81
More than one to five years	2,155	-	-	9	670	783	3,617
More than five to 15 years	32,473	-	978	1,195	2,808	1,337	38,791
More than 15 years	106,445	375	13,332	765	11,283	-	132,200
Total	$141,073	$375	$14,310	$1,970	$14,761	$2,200	$174,689

Fixed Versus Adjustable-Rate Loans. The following table sets forth our fixed- and adjustable-rate loans at June 30, 2022 that are contractually due after June 30, 2023.

	Due After June 30, 2023

	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$133,030	$8,043	$141,073
One- to four-family construction	375	-	375
Multi-family	2,033	12,277	14,310
Second mortgages and home equity lines of credit	1,012	957	1,969
Commercial	2,037	12,724	14,761
Consumer	2,120	-	2,120
Total loans	$140,607	$34,001	$174,608

One- to Four-Family Residential Real Estate Lending. Our historical primary lending activity has been the origination of one- to four-family, owner-occupied, residential mortgage loans, virtually all of which are secured by properties located in our market area. At June 30, 2022, one- to four-family residential real estate loans totaled $141.1 million, or 80.8% of our total loan portfolio. The average principal loan balance of our one- to four-family residential real estate loans was $241,000 at June 30, 2022.

We currently offer one- to four-family residential real estate loans with terms of up to 30 years. The one- to four-family residential real estate loans that we originate are generally underwritten to Fannie Mae and Freddie Mac guidelines. We currently retain in our portfolio all of the one- to four-family residential real estate loans we originate. We primarily originate fixed-rate one- to four-family residential real estate loans, but, on a much more limited basis, also originate adjustable-rate loans. At June 30, 2022, $133.0 million, or 94.3%, of our one- to four-family residential real estate loans had fixed rates of interest, and $8.0 million, or 5.7%, of our one- to four-family residential real estate loans, had adjustable rates of interest. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. We generally limit the loan-to-value ratios of our mortgage loans to 80% of the sales price or appraised value, whichever is lower.

Our adjustable-rate one- to four-family residential real estate loans carry terms to maturity ranging from 10 to 30 years and generally have fixed rates for initial terms of one, three or five years, and adjust annually thereafter at a margin, which in recent years has been tied to the one-year constant maturity U.S. Treasury rate. The maximum amount by which the interest rate may be increased or decreased is, subject to a contractual floor (which is generally the initial interest rate on the loan), generally 2% annually, with a lifetime interest rate cap of generally 6% over the initial interest rate of the loan.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by our maximum periodic and lifetime rate adjustments. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in market interest rates may be limited.

At June 30, 2022, $18.8 million, or 13.3%, of the one- to four-family residential real estate loan portfolio, was secured by non-owner-occupied properties. We generally originate these loans to individuals to whom we have had a previous borrowing relationship. Generally, we require personal guarantees on these properties if the loan is made to an entity other than individual borrowers. We will not make loans in excess of 80% loan-to-value on non-owner- occupied properties.

Our construction loans are generally one- to four-family residential owner occupied properties where the borrower is improving the property. Construction credit risk is affected by cost overruns and market conditions. At June 30, 2022 $375,000, or 0.3% of our one- to four- family residential real estate loans were construction loans.

We have not offered “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also have not offered loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We have not offered “Alt-A” loans (i.e., loans that generally target borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income). We also do not originate subprime loans to customers with weakened credit histories.

We require title insurance on all of our one- to four-family residential real estate mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. We do not conduct environmental testing on residential real estate mortgage loans unless specific concerns for hazards are identified in the appraisal conducted in connection with the origination of the loan.

When underwriting residential real estate loans, we review and verify each loan applicant’s employment, income and credit history and, if applicable, our experience with the borrower. Our policy is to obtain credit reports on all borrowers and guarantors. We also obtain tax returns and financial statements for non-owner-occupied loans. Generally, all properties securing residential real estate loans are appraised by independent appraisers.

Multi-Family and Commercial Real Estate Lending. At June 30, 2022, multi-family real estate loans totaled $14.3 million, or 8.2% of our loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five or more rental units within our market area. At June 30, 2022, commercial real estate loans totaled $14.8 million, or 8.5% of our loan portfolio. Our commercial real estate loans are generally secured by office buildings, small retail facilities, mixed-use facilities and warehouses within our market area. We currently offer multi-family and commercial real estate loans with terms of up to 30 years. We currently retain in our portfolio all of the multi-family and commercial real estate loans we originate.

We primarily originate adjustable-rate multi-family and commercial real estate loans, but we do, on a much more limited basis, originate fixed-rate loans. At June 30, 2022, $12.3 million, or 86.0%, of multi-family real estate loans had adjustable rates of interest, and $2.0 million, or 14.0%, of our multi-family real estate loans, had fixed rates of interest. At June 30, 2022, $12.8 million, or 86.5%, of commercial real estate loans had adjustable rates of interest, and $2.0 million, or 13.5%, of our commercial real estate loans, had fixed rates of interest. Interest rates on our adjustable-rate multi-family and commercial real estate loans are generally fixed for the first five years and adjust annually thereafter based on the one-year U.S. Treasury constant maturity rate, plus a margin.

At June 30, 2022, the average loan size of our outstanding multi-family real estate loans was $622,000, and our largest multi-family residential real estate loan had an outstanding balance of $1.9 million and is secured by an apartment building located in our primary market area. At June 30, 2022, this loan was performing according to its original terms. At June 30, 2022, the average loan size of our outstanding commercial real estate loans was $476,000, and our largest commercial real estate loan had an outstanding balance of $2.4 million and is secured by three properties related to an ambulance dispatching and maintenance center located in our primary market area. At June 30, 2022, this loan was performing according to its original terms.

We consider a number of factors in originating multi-family and commercial real estate loans. We evaluate the qualifications, income level and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service ratio of at least 1.20x. Multi-family and commercial real estate loans have loan-to-value ratios of up to 80% of the appraised value of the property securing the loans. When underwriting multi-family and commercial real estate loans, we review and verify each loan applicant’s employment, income and credit history. Our policy is to obtain credit reports, financial statements and tax returns on all borrowers and guarantors. Generally, all properties securing real estate loans are appraised by independent appraisers. Generally, we require personal guaranties from the principals on the loans.

Multi-family and commercial real estate loans entail greater credit risks compared to one- to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties. If we foreclose on a multi-family or commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be a lengthy process with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on multi-family and commercial real estate loans can be both unpredictable and substantial.

Second Mortgage Loans and Home Equity Lines of Credit. At June 30, 2022, second mortgage loans and home equity lines of credit totaled $2.0 million, or 1.1% of our loan portfolio. Second mortgage loans and home equity lines of credit are multi-purpose loans used to finance various home or personal needs for which a one- to four-family primary or secondary residence serves as collateral. We generally originate home equity lines of credit on owner-occupied properties with adjustable rates of interest based on the prime interest rate published in The Wall Street Journal, plus a margin. We generally originate home equity lines of credit with a maximum loan-to-value ratio of 80% (including the value of the underlying mortgage loan) and with terms of up to 20 years. We originate second mortgage loans on owner-occupied properties with fixed rates of interest. We generally originate these loans with a maximum loan-to-value ratio of 80% (including the value of the underlying mortgage loan) and with terms of up to 15 years.

The procedures for underwriting these loans include assessing the applicant’s payment history on other indebtedness, the applicant’s ability to meet existing obligations and payments on the proposed loan, and the loan-to-value ratio. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Consumer Lending. We offer a variety of consumer loans to individuals, including home improvement loans, new and used automobile loans. At June 30, 2022, our consumer loan portfolio totaled $2.2 million, or 1.3% of our total loan portfolio, $2.1 million of which were home improvement loans. Home improvement loans are unsecured fixed-rate loans that must be used to improve a one- to four-family residential real estate or multi-family real estate loan with a maximum amount of $15,000 and a term of five years. Automobile loans are made with a term of five years for vehicles that are two years old or less and up to four years for vehicles that are more than two years old. These loans will be originated with loan-to-value ratios of up to 90% of the value of the vehicle.

Consumer loans generally entail greater risk than one- to four-family residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value. As a result, consumer loan collections are primarily dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining value often does not warrant further substantial collection efforts against the borrower.

Originations, Sales, Participations and Purchases of Loans

Most of our loan originations are generated by our loan personnel and from referrals from existing customers, real estate brokers, accountants and other professionals. All loans we originate are underwritten pursuant to our policies and procedures. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and pricing levels established by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our loan originations can vary from period to period. We do not sell any of the loans we originate.

From time to time, we may purchase loan participations in which we are not the lead lender. From time to time, we may also purchase whole loans. In both of these situations, we follow our customary loan underwriting and approval policies. At June 30, 2022, the outstanding balances of our loan participations where we are not the lead lender totaled $1.5 million, or 0.8% of our loan portfolio, and consisted of five borrower relationships secured by multi-family and commercial real estate located in Connecticut. All such loans were performing in accordance with their original terms. We did not purchase any whole loans during the years ended June 30, 2022 or June 30, 2021. We also have not participated out portions of loans during the years ended June 30, 2022 or 2021.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that Colonial Federal Savings Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Colonial Federal Savings Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At June 30, 2022, based on the 15% limitation, Colonial Federal Savings Bank’s loans-to-one-borrower limit was approximately $9.8 million. On the same date, Colonial Federal Savings Bank had no borrowers with outstanding balances in excess of this amount. At June 30, 2022, our largest loan relationship with one borrower was for $4.9 million and consisted of nine loans secured by multi-family real estate and mixed-use real estate. The loans were performing in accordance with their original terms on that date.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed information submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors or internal evaluations, where permitted by regulations.

The board of directors has granted loan approval authority to a Loan Committee that is comprised of our President and Chief Executive Officer, Treasurer and Chief Operating Officer, Vice President of Retail Lending, Vice President of Financial Markets and Assistant Vice President of Operations. The Loan Committee can approve individual loans up to prescribed limits, depending on the type of loan as follows:

•
For all real estate loans, the approval of two Loan Committee members is required for loans up to $400,000 and the approval of three Loan Committee members (one of which must be our President and Chief Executive Officer) is required for loans between $400,000 and $750,000. Real estate loans of greater than $750,000 require the approval of three Loan Committee members (one of which must be our President and Chief Executive Officer) and the board of directors.
•
For consumer loans, the approval of two Loan Committee members is required for loans up to $50,000 and the approval of three Loan Committee members is required for consumer loans greater than $50,000.

Loans that involve policy exceptions also must be approved by the Loan Committee and ratified by the board of directors.

Delinquencies and Non-Performing Assets

Delinquency Procedures. A late notice is sent to a borrower between the 16th and 18th day after a loan is past due. When the loan is 30 days past due, we mail the borrower a letter reminding the borrower of the delinquency and attempt to contact the borrower personally to determine the reason for the delinquency. If necessary, at 45 days past due, additional contact will be made with the borrower, which usually includes an in-person meeting and the account will be monitored on a regular basis thereafter. A property will be inspected between the 30th and 90th day of delinquency. When the loan reaches the 60th day of delinquency, we will send the borrower a letter informing the borrower of their rights and our intent to proceed with further collection efforts, including foreclosure, if the loan default is not cured within 90 days. At the end of the 90-day cure period, a decision will be made whether to begin foreclosure proceedings. Loans are charged off when we believe that the recovery of principal is improbable. A summary report of all loans 30 days or more past due is provided to the board of directors each month.

Troubled Debt Restructurings. A loan is classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months. We had no troubled debt restructurings at June 30, 2022 and 2021.

The CARES Act, in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provides financial institutions the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The Federal banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board and provisions of the CARES Act, allows modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments on December 31, 2019, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. We worked with our customers affected by COVID-19 and accommodated 26 loan modifications totaling $9.5 million, none of which remained on modified payment status at June 30, 2022.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

At June 30,
	2022			2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
(Dollars in thousands)
Real estate loans	$-	$-	$-	$-	$-	$-
Consumer	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-

Loans Past Due and Non-performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and is in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest received on non-accrual loans is recognized on a cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

We had no non-performing loans at June 30, 2022 or 2021.

Real Estate Owned. When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal, or evaluation when acceptable, to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense, in either case during the applicable period of such determination. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had no real estate owned at June 30, 2022 or 2021.

Non-Performing Assets. There were no non-performing assets at June 30, 2022 or 2021. There was no additional interest income that would have been recorded for the year ended June 30, 2022 or the year ended June 30, 2021 had non-accruing loans been current according to their original terms.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of the Comptroller of the Currency to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses in the loan portfolio. General allowances represent loss allowances that have been established to cover probable accrued losses associated with lending activities, but that, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or if the loan possesses weaknesses although currently performing. If a loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation.

Generally, loans 90 days or more past due are placed on non-accrual status and classified “substandard.” Management reviews the status of each impaired loan on our watch list on a quarterly basis.

On the basis of this review of our assets, our classified loans and special mention loans at the dates indicated were as follows:

	At June 30,
	2022	2021
	(Dollar in thousands)
Substandard	$-	$-
Doubtful	-	-
Loss	-	-
Total classified	$-	$-
Special mention assets	$-	$2,024

The $2.0 million of special mention assets at June 30, 2021 consisted of one commercial real estate loan to a single borrower. This loan was removed from special mention assets as the borrower has shown improvement in his financial condition.

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

We will continue to monitor and modify our allowance for loan losses as conditions dictate. No assurances can be given that the level of allowance for loan losses will cover all of the inherent losses on the loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

As an integral part of their examination process, the Office of the Comptroller of the Currency periodically reviews our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process for establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended June 30,
	2022	2021
	(Dollars in thousands)
Allowance for loan losses at beginning of year	$1,722	$1,662
Provision for loan losses	26	60
Charge-offs:
Consumer	(1)	-
Total charge-offs	(1)	-
Allowance at end of year	$1,747	$1,722
Allowance to non-performing loans	NM	NM
Allowance to total loans outstanding at the end of the year	1.00%	0.98%
Net (charge-offs) recoveries to average loans outstanding during the year	-	-

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2022			2021
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$986	56.44%	64.07%	$995	57.78%	62.23%
One- to four- family construction	3	0.17%	0.19%	-	-	-
Multi-family	215	12.31%	13.97%	240	13.94%	15.01%
Second mortgages and home equity lines of credit	22	1.26%	1.43%	27	1.57%	1.69%
Commercial	252	14.42%	16.37%	279	16.20%	17.45%
Consumer	61	3.49%	3.96%	58	3.37%	3.63%
Total allocated allowance	1,539	88.09%	100.00%	1,599	92.86%	100.00%
Unallocated	208	11.91%		123	7.14%
Total	$1,747	100.00%		$1,722	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Investment Activities

General. The board of directors is responsible for approving and overseeing the investment policy, which is reviewed at least annually by the board. The objectives of our investment policy are: (1) to provide liquidity necessary to meet short- and long-term business needs in accordance with our liquidity policy; (2) maintain a balance of high-quality, diversified investments to minimize risk; (3) provide collateral for pledging requirements; (4) generate a reasonable rate of return within the context of our liquidity and credit risk objectives; and (5) help mitigate interest rate risk. The board has delegated to our President and Chief Executive Officer the primary responsibility for oversight and implementation of daily investment activities. The President and Chief Executive Officer has appointed investment officers to assist in overseeing our investing activities and strategies. The authorized officers are our President and Chief Executive Officer, Treasurer and Chief Operating Officer, and Vice President of Financial Markets. Investment officers may purchase or sell on our behalf up to $2.0 million of individual securities and up to $10.0 million in the aggregate per calendar month. Amounts that exceed those thresholds require the approval of the board of directors. The board of directors reviews the activities of the investment officers at each of its meetings.

Our current investment policy authorizes us to invest in various types of investment grade investment securities and liquid assets, including U.S. Treasury obligations (up to 55% of our total investment portfolio), securities of various government-sponsored enterprises (up to 55% of our total investment portfolio), corporate debt (up to 55% of our total investment portfolio), mortgage-backed securities (up to 75% of our total investment portfolio), collateralized mortgage obligations (up to 45% of our total investment portfolio), asset-backed securities (up to 10% of our total investment portfolio), municipal obligations (up to 55% of our total investment portfolio), mutual funds (up to 10% of our total investment portfolio) and certificates of deposit of federally insured institutions (up to 10% of our total investment portfolio). We do not engage in any investment hedging activities or trading activities, nor do we purchase any high-risk mortgage derivative products, corporate junk bonds, or certain types of structured notes.

Generally accepted accounting principles require that, at the time of purchase, we designate a debt security as held to maturity, available for sale, or trading, depending on our ability and intent to hold such security. Debt securities designated as available for sale are reported at fair value, while debt securities designated as held to maturity are reported at amortized cost.

At June 30, 2022, our investment portfolio totaled $145.4 million, which consisted of debt obligations, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored enterprises as well as corporate and municipal bonds. At such date, $145.2 million was designated as held to maturity and $.2 million was designated as available for sale. At June 30, 2022, we also owned $191,000 of Federal Home Loan Bank of Boston stock. As a member of Federal Home Loan Bank of Boston, we are required to purchase stock in the Federal Home Loan Bank of Boston, which is carried at cost and classified as a restricted investment.

The following table sets forth the weighted average yield for each range of contractual maturities of the held to maturity securities portfolio at June 30, 2022. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields in the table below have been calculated based on the amortized cost of the security.

	Mortgage-backed securities	Collateralized mortgage obligations	Corporate bonds	Municipal bonds
	Weighted Average Yield
Within 1 year	1.63%	2.44%	2.03%	2.78%
Over 1 year through 5 years	2.95%	2.20%	2.87%	2.86%
Over 5 years through 10 years	1.82%	-	2.25%	2.93%
Over 10 years	2.78%	-	2.44%	2.16%
Total	2.25%	2.27%	2.44%	2.51%

For additional information regarding our investment securities portfolio, see Note 3 to the notes to our consolidated financial statements.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Boston advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, loan prepayments, maturities, pre-payments and calls of securities, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At June 30, 2022, our core deposits, which are deposits other than certificates of deposit, were $186.9 million, representing 65.1% of total deposits. As part of our business strategy, we intend to continue our effort to increase our core deposits while allowing higher-cost certificates of deposit to run off upon maturity.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. Our ability to gather deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates.

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At June 30,
	2022			2021
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Non-interest bearing demand deposits	$31,168	10.86%	-	$31,486	11.06%	-
Interest-bearing demand deposits	32,995	11.49%	0.05%	31,299	10.99%	0.05%
Savings deposits	75,774	26.40%	0.10%	68,998	24.24%	0.10%
Money market deposits	47,010	16.38%	0.27%	41,319	14.51%	0.26%
Certificates of deposits	100,128	34.88%	0.73%	111,572	39.19%	1.93%
Total	$287,075	100.00%	0.33%	$284,674	100.00%	0.98%

At June 30, 2022 and 2021, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $75.4 million and $64.4 million, respectively. In addition, as of June 30, 2022, the aggregate amount of all our uninsured certificates of deposit was $24.6 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the maturity of the uninsured certificates of deposit as of June 30, 2022.

At June 30, 2022
(Dollars in thousands)
Maturity Period:
Three months or less	$7,160
Over three through six months	3,679
Over six through twelve months	8,153
Over twelve months	5,616
Total	$24,608

Borrowed Funds. We may obtain advances from the Federal Home Loan Bank of Boston upon the security of our capital stock in the Federal Home Loan Bank of Boston and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We use such advances to provide short-term funding as a supplement to our deposits. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At June 30, 2022, we had no advances from the Federal Home Loan Bank of Boston. At June 30, 2022, we had the capacity to borrow $70.7 million in Federal Home Loan Bank of Boston advances.

Additionally, at June 30, 2022 we had a $2.4 million available line of credit with the Federal Home Loan Bank of Boston, none of which was drawn at June 30, 2022.

Human Capital Resources

Employees

As of June 30, 2022, we had 28 full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Diversity and Inclusion

We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. Our management team and employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and are required to attend annual training to help prevent, identify, report and stop any type of discrimination and harassment. Recruitment, hiring, development, training, compensation and advancement at our company are based on qualifications, performance, skills and experience without regard to gender, race and ethnicity.

Competitive Pay and Benefits

We strive to provide pay, comprehensive benefits and services that help meet the varying needs of our employees. Our total rewards package includes competitive pay, comprehensive healthcare benefits package for employees, family medical leave and flexible work schedules. We sponsor a 401(k) plan and we match employee contributions up to a certain limit. In addition, nearly all of our employees are stockholders of the Company through participation in our Employee Stock Ownership Plan, which aligns stockholder interests by providing stock ownership on a tax-deferred basis at no cost to the employee.

Employee Development and Training

We focus on attracting, retaining, and cultivating talented individuals. We emphasize employee development and training by providing access to a wide range of online and instructor led development and continual learning programs. Employees are encouraged to attend meetings and conferences and have access to broad resources they need to be successful.

Safety

The safety, health and wellness of our employees is a top priority. In response to COVID-19, we maintain safety protocols including, recommending the wearing of masks and social distancing, increased cleaning procedures and readily available hand sanitizer. These protocols take into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.

Supervision and Regulation

General

As a federal savings bank, Colonial Federal Savings Bank is subject to examination, supervision and regulation, primarily by the Office of the Comptroller of the Currency, and, secondarily, by the FDIC as deposit insurer. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Colonial Federal Savings Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund and not for the protection of security holders. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies. That includes with respect to the classification of assets and the establishment of loan loss reserves for regulatory purposes. In addition, Colonial Federal Savings Bank is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; provide oversight for the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings, interest rate sensitivity and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

As a savings and loan holding company, CFSB Bancorp is required to comply with the rules and regulations of the Federal Reserve Board. It is subject to examination and supervision by, and be required to file certain reports with, the Federal Reserve Board. CFSB Bancorp is also subject to the rules and regulations of the SEC under the federal securities laws.

Any change in applicable laws or regulations, whether by the Office of the Comptroller of the Currency, the FDIC, the Federal Reserve Board, the SEC or Congress, could have a material adverse impact on the operations and financial performance of CFSB Bancorp and Colonial Federal Savings Bank.

Set forth below are certain material regulatory requirements that are applicable to CFSB Bancorp and Colonial Federal Savings Bank. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on CFSB Bancorp and Colonial Federal Savings Bank. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on CFSB Bancorp, Colonial Federal Savings Bank and their operations.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Colonial Federal Savings Bank may generally invest in mortgage loans secured by residential and commercial real estate, commercial and industrial and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Colonial Federal Savings Bank may also establish, subject to specified investment limits, “operating subsidiaries” that may engage in certain activities not otherwise permissible for Colonial Federal Savings Bank, including real estate investment and securities and insurance brokerage.

The Office of the Comptroller of the Currency issued a final rule in 2019 implementing a section of the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) that permits an eligible federal savings bank with assets of $20.0 billion or less as of December 31, 2017 to elect to operate with the business powers of a national bank, generally subject to the same limitations and restrictions, without converting to a national bank charter. A federal savings bank that makes the so-called “covered savings association” election must divest any activities or investments that are not permitted for a national bank. Colonial Federal Savings Bank had not made such an election as of June 30, 2022.

Capital Requirements. Federal regulations require federally-insured depository institutions, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0% and a Tier 1 capital to total assets leverage ratio of 4.0%.

In determining the amount of risk-weighted assets for calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the Office of the Comptroller of the Currency takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

EGRRCPA required the federal banking agencies, including the Office of the Comptroller of the Currency, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with assets of less than $10 billion. Institutions with a capital level at or exceeding the ratio and otherwise meeting the specified requirements, and electing the alternative framework, are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. Final rules issued by the agencies established the community bank leverage ratio at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to regain compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable regulatory capital requirements.

The CARES Act lowered the community bank leverage ratio to 8%, with a federal regulation making the reduced ratio effective April 23, 2020. Another regulation was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter. The Company did not opt into the community bank leverage ratio framework.

At June 30, 2022, Colonial Federal Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if secured by readily marketable collateral, which generally includes certain financial instruments (but not real estate). As of June 30, 2022, Colonial Federal Savings Bank was in compliance with the loans-to-one borrower limitations.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% and a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% and a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on the payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more additional restrictions, including a regulatory order to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, ceasing receipt of deposits from correspondent banks, dismissal of directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

At June 30, 2022, Colonial Federal Savings Bank met the criteria for being considered “well capitalized.”

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends and other transactions charged to the savings bank’s capital account. A federal savings bank must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:

•
the savings bank would not be at least well capitalized following the distribution;
•
the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;
•
the savings bank’s proposed capital distribution would reduce the amount of or retire any part of its common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital;
•
the savings bank’s proposed capital distribution is payable in property other than cash;
•
the savings bank is directly or indirectly controlled by a mutual savings and loan holding company or by a company that is not a savings and loan holding company; or
•
the distribution would violate any applicable statute, regulation, agreement or regulatory condition.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a savings and loan holding company must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution. If a savings bank subsidiary of a savings and loan holding company is filing a notice with the Federal Reserve Board for a dividend, and an application to the Office of the Comptroller of the Currency is not otherwise required, then the savings bank must provide to the Office of the Comptroller of the Currency an informational copy of the notice filed with the Federal Reserve Board, at the same time the notice is filed.

An application or notice related to a capital distribution may be disapproved by the agency if:

•
the federal savings bank would be undercapitalized, significantly undercapitalized or critically undercapitalized following the distribution;
•
the proposed capital distribution raises safety and soundness concerns; or
•
the capital distribution would violate a prohibition contained in any statute, regulation, agreement or regulatory condition.

In addition, the Federal Deposit Insurance Act generally provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement.

Community Reinvestment Act and Fair Lending Laws. All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. The Office of the Comptroller of the Currency is required to assess the federal savings bank’s record of compliance with the Community Reinvestment Act. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

In June 2020, the Office of the Comptroller of the Currency issued a final rule clarifying and expanding the activities that qualify for Community Reinvestment Act credit and, according to the agency, seeking to create a more consistent and objective method for evaluating Community Reinvestment Act performance. The final rule was effective October 1, 2020, but compliance with certain of the revised requirements is not mandatory for institutions of Colonial Federal Savings Bank’s asset size until January 1, 2024.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Colonial Federal Savings Bank received a “Satisfactory” Community Reinvestment Act rating in its most recent federal evaluation.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Colonial Federal Savings Bank. CFSB Bancorp is an affiliate of Colonial Federal Savings Bank because of its control of Colonial Federal Savings Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets from an affiliate and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Colonial Federal Savings Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
•
not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Colonial Federal Savings Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Colonial Federal Savings Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings banks and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution to the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and currently range up to $10,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $51,800 per day. Knowing violations may be punished by penalties of up to $2.0 million per day if an institution suffers substantial loss or the violator receives substantial pecuniary gain. The FDIC also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings bank. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Branching. A federal savings bank that has not elected “covered savings association” status generally has authority to establish branches in any state or states of the United States and its territories. Such authority is subject to Office of the Comptroller of the Currency approval for new branches.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Colonial Federal Savings Bank generally up to a maximum of $250,000 per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower FDIC assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Colonial Federal Savings Bank. Colonial Federal Savings Bank cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Privacy Regulations. Federal regulations generally require that Colonial Federal Savings Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Colonial Federal Savings Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Colonial Federal Savings Bank currently has a privacy protection policy in place and believes that such policy complies with the regulations.

USA PATRIOT Act. Colonial Federal Savings Bank is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations

Interest and other charges collected or contracted for by Colonial Federal Savings Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•
Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•
Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, color, religion, national origin and other prohibited factors in extending credit;
•
Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•
Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•
rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of Colonial Federal Savings Bank also are subject to the:

•
Truth in Savings Act, governing disclosures with respect to deposit accounts;
•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Federal Home Loan Bank System

Colonial Federal Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Colonial Federal Savings Bank was in compliance with this requirement at June 30, 2022. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. Colonial Federal Savings Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Boston stock. At June 30, 2022, no impairment had been recognized.

Holding Company Regulation

General. CFSB Bancorp and 15 Beach, MHC are savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, CFSB Bancorp and 15 Beach, MHC are registered with the Federal Reserve Board and subject to the regulation, examination, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over CFSB Bancorp, 15 Beach, MHC and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Colonial Federal Savings Bank.

Permissible Activities. Under present law, the business activities of CFSB Bancorp and 15 Beach, MHC are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met and financial holding company status is elected, and for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. CFSB Bancorp and 15 Beach, MHC have not elected financial holding company status.

Federal law prohibits a savings and loan holding company, including CFSB Bancorp and 15 Beach, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings association or savings and loan holding company, without prior Federal Reserve Board approval. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board considers factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

•
the approval of interstate supervisory acquisitions by savings and loan holding companies; and
•
the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

Capital. Savings and loan holding companies with less than $3.0 billion in consolidated assets are generally not subject to the regulatory capital requirements unless otherwise advised by the Federal Reserve Board.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of financial and managerial strength to their subsidiary depository institutions.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Federal Reserve Board regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. Federal Reserve Board guidance also states that a holding company should inform Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of CFSB Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Waivers of Dividends by 15 Beach, MHC. CFSB Bancorp may pay dividends on its common stock to public stockholders. If it does, it is also required to pay dividends to 15 Beach, MHC, unless 15 Beach, MHC elects to waive the receipt of dividends. 15 Beach, MHC must receive the approval of the Federal Reserve Board before it may waive the receipt of any dividends from CFSB Bancorp. The Federal Reserve Board has issued an interim final rule providing that it will not object to dividend waivers under certain circumstances, including circumstances where the waiver is not detrimental to the safe and sound operation of the savings bank and a majority of the mutual holding company’s members have approved the waiver of dividends by the mutual holding company within the previous twelve months. In addition, for a “non-grandfathered” mutual holding company such as 15 Beach, MHC, each officer or director of CFSB Bancorp and Colonial Federal Savings Bank, and any tax-qualified stock benefit plan or non-tax-qualified stock benefit plan in which such individual participates that holds any shares of stock to which the waiver would apply, must waive the right to receive any such dividend declared. In addition, any dividends waived by 15 Beach, MHC must be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire “control” of a savings and loan holding company, such as CFSB Bancorp, unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. There is a presumption of control upon the acquisition of 10% or more of a class of voting stock under certain circumstances, such as where the holding company involved has its shares registered under the Exchange Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Emerging Growth Company Status

CFSB Bancorp is an emerging growth company. For as long as CFSB Bancorp continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, CFSB Bancorp also is not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that its independent auditors review and attest as to the effectiveness of its internal control over financial reporting. CFSB Bancorp has also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Such an election is irrevocable during the period a company is an emerging growth company. Accordingly, its financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

A company loses emerging growth company status on the earlier of: (1) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (3) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (4) the date on which such company is deemed to be a “large accelerated filer” under SEC regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Taxation

15 Beach, MHC, CFSB Bancorp and Colonial Federal Savings Bank are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to 15 Beach, MHC, CFSB Bancorp and Colonial Federal Savings Bank.

Our federal and state tax returns have not been audited for the past five years.

Federal Taxation

Method of Accounting. For federal income tax purposes, Colonial Federal Savings Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30 for filing its federal income tax returns. CFSB Bancorp and Colonial Federal Savings Bank file a consolidated federal income tax return.

The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions with more than $500 million in assets. For taxable years beginning after 1995, Colonial Federal Savings Bank has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the experience method under Section 585(b)(2) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after January 1, 2018 are limited to offset a maximum of 80% of a future year’s taxable income.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At June 30, 2022, Colonial Federal Savings Bank had no capital loss carryovers.

Corporate Dividends. CFSB Bancorp may generally exclude from its income 100% of dividends received from Colonial Federal Savings Bank as a member of the same affiliated group of corporations.

State Taxation

Financial institutions in Massachusetts are required to file combined income tax returns. The current Massachusetts excise tax rate for financial institutions is 9.0% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision. Carryforwards and carrybacks of net operating losses and capital losses are not allowed.

A financial institution or business corporation is generally entitled to special tax treatment as a “security corporation” under Massachusetts law provided that: (1) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (2) it has applied for, and received, classification as a “security corporation” by the Commissioner of the Massachusetts Department of Revenue. A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income. Beach Street Securities Corporation is qualified as a security corporation that is not a bank holding company. As such, it has received security corporation classification by the Massachusetts Department of Revenue and does not conduct any activities deemed impermissible under the governing statutes and the various regulations, directives, letter rulings and administrative pronouncements issued by the Massachusetts Department of Revenue.

Item 1A. Risk Factors.

Risks Related to the COVID-19 Pandemic

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

Given the ongoing and dynamic nature of the pandemic, we cannot predict the continuing impact of the COVID-19 outbreak on our business and on our prospects. The extent of such impact will depend on future developments, which are highly uncertain, including when the pandemic can be controlled and abated. As the result of the COVID-19 pandemic and the related adverse economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, prospects and results of operations:

•
demand for our products and services may decline, making it difficult to grow assets and income;
•
if the economy worsens loan delinquencies, problem assets, and foreclosures may increase, resulting in increased expenses and reduced income;
•
collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•
our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•
the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•
it may be challenging to grow our business if the recovery from the economic impact caused by COVID-19 is slow or unpredictable;
•
we rely on third-party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•
FDIC deposit insurance premiums may increase if the FDIC experiences increased resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, some of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

Risks Related to our Lending Activities

Almost all of our loans are secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At June 30, 2022, approximately $172.5 million, or 98.7%, of our total loan portfolio was secured by real estate, most of which is located in our primary lending market area of Norfolk and Plymouth Counties, Massachusetts and surrounding areas. Future declines in the real estate values in our primary lending markets and surrounding markets because of an economic downturn could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for loan losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market area. Local economic conditions have a significant impact on our residential real estate and other types of lending, including, the ability of borrowers to repay these loans and the value of the collateral securing these loans.

Moreover, a significant decline in general economic conditions, caused by inflation, acts of terrorism, an outbreak of hostilities or other international or domestic calamities or other factors beyond our control could further impact these local economic conditions and could further negatively affect our financial performance. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. In addition, our emphasis on loan growth and on increasing our portfolio of multi-family and commercial real estate loans, as well as any future credit deterioration, including as a result of COVID-19, could require us to increase our allowance for loan losses in the future. At June 30, 2022, our allowance for loan losses as a percentage of total loans was 1.00%. Material additions to our allowance would materially decrease our net income.

The Financial Accounting Standards Board has delayed the effective date of the implementation of Current Expected Credit Losses, (“CECL"), standard. CECL will be effective for CFSB Bancorp on July 1, 2023. CECL will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for loan losses that are incurred or probable, which would likely require us to increase our allowance for credit losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.

In addition, bank regulators periodically review our allowance for loan losses and, as a result of such reviews, we may be required to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as a result of such review or otherwise may have a material adverse effect on our financial condition and results of operations.

We intend to increase the origination of multi-family and commercial real estate loans. These loans involve credit risks that could adversely affect our financial condition and results of operations.

At June 30, 2022, commercial real estate loans totaled $14.8 million, or 8.5% of our loan portfolio and multi-family real estate loans totaled $14.3 million, or 8.2% of our loan portfolio. Given their larger balances and the complexity of the underlying collateral, multi-family and commercial real estate loans generally have more risk than the owner-occupied one- to four-family residential real estate loans that we originate. Because the repayment of multi-family and commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. The adverse effects of the COVID-19 pandemic could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing loans. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, multi-family and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on multi-family and commercial real estate loans may be larger on a per loan basis than those incurred by our one- to four-family residential real estate or consumer loan portfolios.

As our multi-family and commercial real estate loan portfolio increases, the corresponding risks and potential for losses from these loans may also increase, which would adversely affect our business, financial condition and results of operations.

Our non-owner-occupied one- to four-family residential real estate loans may expose us to increased credit risk.

At June 30, 2022, $18.8 million, or 10.8%, of our total loan portfolio consisted of loans secured by non-owner-occupied one- to four-family residential real estate properties. At June 30, 2022, all of our non-owner-occupied one- to four-family residential real estate loans were performing in accordance with their repayment terms. One- to four-family residential loans secured by non-owner-occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner-occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties may be below that of owner-occupied properties due to lenient property maintenance standards that negatively impact the value of the collateral properties.

Risks Related to our Business Strategy

Our business strategy includes loan growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively. Growing our operations could also cause our expenses to increase faster than our revenues.

Our business strategy primarily focuses on loan growth, funded by deposits. Achieving such growth may require us to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the level of competition from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there can be considerable costs involved in opening branches and expanding lending capacity, and generally a period of time is required to generate the necessary revenues to offset these costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in the opening of new branches.

A significant percentage of our assets is invested in securities, which typically have a lower yield than our loan portfolio.

Our results of operations depend substantially on our net interest income. At June 30, 2022, 48.4% of our assets were invested in investment securities and cash and cash equivalents. These investments yield substantially less than the loans we hold in our portfolio. While we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, we may not be able to increase originations of loans that are acceptable to us. Further, at June 30, 2022, $145.2 million, or 99.9%, of our securities portfolio was designated as held to maturity. As a result, we are unable to sell these securities to respond to changes in interest rates that may occur in the future.

We depend on our management team and other key personnel to implement our business strategy and execute successful operations and we could be harmed by the loss of their services or the inability to hire additional personnel.

We depend on the services of the members of our senior management team who direct our strategy and operations. Our executive officers and lending personnel possess substantial expertise, extensive knowledge of our markets and key business relationships. Any one of them could be difficult to replace. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets.

Risks Related to Market Interest Rates

Future changes in interest rates could negatively affect our operating results and asset values.

Net income is the amount by which net interest income and non-interest income exceed non-interest expense and the provision for loan losses. Net interest income makes up a majority of our income and is based on the difference between:

•
the interest income we earn on interest-earning assets, such as loans and securities; and
•
the interest expense we pay on interest-bearing liabilities, such as deposits and borrowings.

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. This is exacerbated due to our historical focus on one- to four-family residential real estate loans, the substantial majority of which have fixed interest rates. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities. Furthermore, increases in interest rates may adversely affect our ability to originate loans and/or the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. In a period of declining interest rates, the interest income we earn on our assets may decrease more rapidly than the interest we pay on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable securities are called, requiring us to reinvest those cash flows at lower interest rates.

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A decline in interest rates generally results in increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce a financial institution’s net interest margin and create financial risk for financial institutions that originate longer-term, fixed-rate mortgage loans.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity, and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets and ultimately affect our earnings.

We monitor interest rate risk through the use of simulation models, including estimates of the amounts by which the fair value of our assets and liabilities (our economic value of equity or “EVE”) and our net interest income would change in the event of a range of assumed changes in market interest rates. As of June 30, 2022, in the event of an instantaneous 100 basis point increase in interest rates, we estimate that we would experience an 8.6% decrease in EVE and a 2.1% decrease in net interest income. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Colonial Federal Savings Bank—Management of Market Risk.”

Risks Related to Competitive Matters

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and securities brokerage firms and unregulated or less regulated non-banking entities, operating locally and elsewhere. Many of these competitors have substantially greater resources and higher lending limits than we have and offer certain services that we do not or cannot provide. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. In addition, some of our competitors offer loans with lower interest rates on more attractive terms than loans we offer. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. Our profitability depends upon our continued ability to successfully compete in our market area.

The financial services industry could become even more competitive as a result of new legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks, such as financial technology companies, securities companies and specialty finance companies to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. We expect competition to increase in the future because of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. For additional information see “Business of Colonial Federal Savings Bank—Market Area” and “—Competition.”

Our asset size may make it more difficult for us to compete.

Our asset size may make it more difficult to compete with other financial institutions that are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our lower earnings may also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base may make it difficult to generate meaningful non-interest income from non-traditional banking activities. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

Risks Related to Laws and Regulations

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

Colonial Federal Savings Bank is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, and CFSB Bancorp is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors and borrowers of Colonial Federal Savings Bank, rather than for our stockholders.

Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on pursuing acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.

The Federal Reserve Board may require us to commit capital resources to support Colonial Federal Savings Bank, and we may not have sufficient access to such capital resources.

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to attempt to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by CFSB Bancorp to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations. Moreover, it is possible that we will be unable to borrow funds when we need to do so.

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, we also will not be subject to Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

We can remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

As a result, our stockholders may not have access to certain information they may deem important, and investors may find our common stock less attractive if we choose to rely on these exemptions. This could result in a less active trading market for our common stock and the price of our common stock may be more volatile.

We qualify as a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

We are a smaller reporting company, and, for as long as we continue to qualify as a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and two years of audited financial statements in our annual report instead of three years. As long as we are not an accelerated filer, we will not be subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accountants review and attest as to the effectiveness of our internal control over financial reporting. In addition, as a non-accelerated filer, we will have longer deadlines to file our periodic reports with the Securities and Exchange Commission.

We would remain a smaller reporting company and a non-accelerated filer for so long as our voting and non-voting equity held by non-affiliates (“public float”) is less than $250 million or our annual revenues are less than $100 million and our public float is less than $700 million. Public float is determined each year as of the end of a company’s second fiscal quarter applicable at the end of the fiscal year involved.

As a result of our smaller reporting company and non-accelerated filer status, our stockholders may not have access to certain information they may deem important, and investors may find our common stock less attractive if we choose to rely on these exemptions. This could result in a less active trading market for our common stock and the price of our common stock may be more volatile.

Risks Related to Operational Matters

We face significant operational risks because of our reliance on technology. Our information technology systems may be subject to failure, interruption or security breaches.

Information technology systems are critical to our business. Our business requires us to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and our own business, operations, plans and business strategies. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. Our computer systems, data management and internal processes, as well as those of third parties, are integral to our performance. Our operational risks include the risk of malfeasance by employees or persons outside our company, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. There have been increasing efforts by third parties to breach data security at financial institutions. Such attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information, damages to systems, or other material disruptions to network access or business operations. Although we take protective measures and believe that we have not experienced any of the data breaches described above, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security. Because the techniques used to cause security breaches change frequently, we may be unable to proactively address these techniques or to implement adequate preventative measures.

In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, loss of customers and damage to our reputation, and face regulatory action or civil litigation. Any of these events could have a material adverse effect on our financial condition and results of operations. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits.

We rely on third-party vendors, which could expose us to additional cybersecurity risks.

Third-party vendors provide key components of our business infrastructure, including certain data processing and information services. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with our contractual agreements with them, or we also could be adversely affected if such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. If our third-party providers encounter difficulties, or if we have difficulty communicating with those service providers, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected, which could have a material adverse effect on our financial condition and results of operations. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

We may be subject to risks and losses resulting from fraudulent activities that could adversely impact our financial performance and results of operations.

As a bank, we are susceptible to fraudulent activity that may be committed against us or our customers, which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. We are most susceptible to fraud and compliance risk in connection with the origination of loans, automated clearing house transactions, wire transactions, automated teller machine transactions, checking transactions, debit cards that we have issued to our customers and through our online banking portals.

We maintain a system of internal controls and insurance coverage to mitigate against such risks, including data processing system failures and errors, and customer fraud. If our internal controls fail to prevent or detect any such occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

The cost of additional finance and accounting systems, procedures and controls to satisfy our public company reporting requirements will increase our expenses.

The obligations of being a public company, including the substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the Securities and Exchange Commission. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

Risks Related to Accounting Matters

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

If management’s estimates and assumptions are incorrect, it may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing the periodic reports we are required to file under the Exchange Act, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. The most significant areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for loan losses.

Other Risks Related to Our Business

Legal and regulatory proceedings and related matters could adversely affect us.

We have been and may in the future become involved in legal and regulatory proceedings. We consider most of the proceedings to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. There could be substantial costs and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term effects of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may voluntarily change their behavior as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

We are a community bank and our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees or by retaining, appointing or electing directors who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and employees. If our reputation is negatively affected by the actions of our employees or directors, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

Risks Related to the Ownership of Stock

Persons who have purchased stock in the offering will own a minority of CFSB Bancorp’s common stock and cannot exercise voting control over most matters put to a vote of stockholders.

Public stockholders own a minority of the outstanding shares of CFSB Bancorp’s common stock. As a result, stockholders other than 15 Beach, MHC cannot exercise voting control over most matters put to a vote of stockholders. 15 Beach, MHC owns a majority of CFSB Bancorp’s common stock and, through its board of directors, can exercise voting control over most matters put to a vote of stockholders. The same directors and officers who manage Colonial Federal Savings Bank also manage CFSB Bancorp and 15 Beach, MHC. The board of directors and officers of 15 Beach, MHC must ensure that the interests of depositors of Colonial Federal Savings Bank (as members of 15 Beach, MHC) are represented and considered in matters put to a vote of stockholders of CFSB Bancorp. Therefore, 15 Beach, MHC may take action that the public stockholders believe to be contrary to their interests. For example, 15 Beach, MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of CFSB Bancorp.

In addition, stockholders will not be able to force a merger or second-step conversion transaction without the consent of 15 Beach, MHC since such transactions also require the approval of a majority of all of the outstanding voting stock of CFSB Bancorp, which can only be achieved if 15 Beach, MHC votes to approve such transactions. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since, on a fully converted basis, most full stock institutions tend to trade at higher multiples than mutual holding companies. Stockholders could, however, prevent a second-step conversion or the implementation of equity incentive plans because under current regulations and policies, such matters also require the separate approval of the stockholders other than 15 Beach, MHC.

Our common stock is not heavily traded, and the stock price may fluctuate significantly.

Our common stock is traded on The NASDAQ Stock Market. Certain brokers currently make a market in the common stock, but such transactions are infrequent and the volume of shares traded is relatively small. Management cannot predict whether these or other brokers will continue to make a market in our common stock. Prices on stock that is not heavily traded can be more volatile than heavily traded stock. Factors such as our financial results, the introduction of new products and services by us or our competitors, publicity regarding the banking industry, and various other factors affecting the banking industry may have a significant impact on the market price of the shares of the common stock. Management also cannot predict the extent to which an active public market for our common stock will develop or be sustained in the future. Accordingly, stockholders may not be able to sell their shares of our common stock at the volumes, prices, or times that they desire.

Federal Reserve Board regulations and policy effectively prohibit 15 Beach, MHC from waiving the receipt of dividends, which will likely preclude us from paying any dividends on our common stock.

CFSB Bancorp’s board of directors have the authority to declare dividends on our common stock subject to statutory and regulatory requirements. We currently intend to retain all our future earnings, if any, for use in our business and do not expect to pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends will be made by our board of directors and will depend upon our financial condition, results of operations, capital requirements, restrictions under Federal Reserve Board regulations and policy, our business strategy and other factors that our board of directors deems relevant.

Under Federal Reserve Board regulations and policy, if CFSB Bancorp pays dividends to its public stockholders, it also would be required to pay dividends to 15 Beach, MHC, unless 15 Beach, MHC waives the receipt of such dividends. Federal Reserve Board regulations implemented after the enactment of the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) effectively prohibit federally-chartered mutual holding companies from waiving dividends declared by their subsidiaries. See “Supervision and Regulation—Holding Company Regulation—Waivers of Dividends by 15 Beach, MHC” for a further discussion of the applicable requirements related to the potential waiver of dividends by a mutual holding company. Unless Federal Reserve Board regulations and policy change by allowing 15 Beach, MHC to waive the receipt of dividends declared by CFSB Bancorp without diluting minority stockholders, it is unlikely that CFSB Bancorp will pay any dividends.

Various factors may make takeover attempts more difficult to achieve.

Stock banks or their holding companies, as well as individuals, may not acquire control of a mutual holding company, such as CFSB Bancorp. As a result, the only persons that may acquire control of a mutual holding company are other mutual savings institutions or mutual holding companies. Accordingly, it is very unlikely that CFSB Bancorp would be subject to any takeover attempt by activist stockholders or other financial institutions. There also are provisions in our charter and bylaws that may be used to delay or block a takeover attempt, including a provision that prohibits any person, other than 15 Beach, MHC, from voting more than 10% of the shares of common stock outstanding. In addition, federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of CFSB Bancorp without our board of directors’ prior approval.

Under Federal Reserve Board regulations, for a period of three years following completion of the stock offering, no person may directly or indirectly acquire or offer to acquire beneficial ownership of more than 10% of our common stock without prior approval of the Federal Reserve Board. In addition, under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve Board before acquiring control of a savings and loan holding company. Acquisition of 10% or more of any class of voting stock of a savings and loan holding company creates a rebuttable presumption that the acquirer “controls” the savings and loan holding company. Also, a savings and loan holding company must obtain the prior approval of the Federal Reserve Board before, among other things, acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any financial institution holding company or bank, including Colonial Federal Savings Bank.

In addition, a section in CFSB Bancorp’s charter provides that for a period of five years from the closing of the offering, no person, other than 15 Beach, MHC, may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of any class of equity security of CFSB Bancorp, held by persons other than 15 Beach, MHC, and that any shares acquired in excess of this limit will not be entitled to be voted and will not be counted as voting stock in connection with any matters submitted to the stockholders for a vote.

Taken as a whole, these statutory provisions and provisions in our charter and bylaws make it very difficult for any potential acquiror from acquiring control of CFSB Bancorp without the approval of our board of directors, which could adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We conduct our operations from our main office in Quincy, Massachusetts and two additional branch offices in Holbrook and Weymouth, Massachusetts. We also maintain a limited branch office located within, and only available to residents of, a senior citizen housing facility in Quincy, Massachusetts. All of our branch offices are located in Norfolk County, Massachusetts. As of June 30, 2022, the net book value of our real properties, including land, buildings and building improvements, was $3.3 million.

Item 3. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of management, would have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Stock Market under the symbol “CFSB”. Trading of our common stock commenced on January 13, 2022, following the completion of our initial public offering. Prior to that time, there was no established public trading market for our common stock.

Stockholders

As of September 19, 2022, there were 227 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never declared or paid any dividends to our stockholders since our inception and we do not plan to declare or pay cash dividends in the foreseeable future. We currently anticipate that we will retain all available funds and any future earnings for the operation and expansion of our business. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend on, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Unregistered Securities and Share Repurchases

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended June 30, 2022.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from our audited consolidated financial statements, which appear beginning on page F-1 of this Form 10-K. You should read the information in this section in conjunction with the business and financial information regarding Colonial Federal Savings Bank provided elsewhere in this Form 10-K.

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

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our audited consolidated financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

Allowance for Loan Loss

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

There have been no material changes to our critical accounting policies during the year ended June 30, 2022.

For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the audited consolidated financial statements contained elsewhere within this Form 10-K.

Business Strategy

Our current business strategy consists of the following:

•
Grow our balance sheet and improve profitability. Given our attractive market area, we believe we are well-positioned to strategically grow our balance sheet without a proportional increase in overhead expense. Accordingly, we intend to increase, on a managed basis, our assets and liabilities, particularly loans and deposits. As we grow our assets, particularly by increasing our loans, in particular, one- to four-family residential, multi-family and commercial real estate loans, as a percentage of assets, while controlling our expenses, we anticipate improving our earnings.
•
Grow our loan portfolio prudently with a focus on residential, multi-family and commercial real estate lending. Our principal business activity historically has been the origination of residential mortgage loans, supplemented, to a lesser extent, with multi-family and commercial real estate loans. We expect that one- to four-family residential real estate lending will remain our primary focus. We may add an additional residential loan originator in 2022 to accelerate loan growth. We intend also to increase our focus on originating multi-family and commercial real estate loans. We may hire additional staff to support this growth, including a credit analyst during the second half of calendar year 2022.
•
Continue to increase core deposits, with an emphasis on low-cost demand deposits. We seek core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our net interest rate spread and margin. Core deposits also help us maintain loan-to-deposit ratios at levels consistent with regulatory expectations. We consider our core deposits to include NOW and demand accounts, savings accounts and money market accounts. Core deposits increased to $186.9 million, or 65.1% of total deposits, at June 30, 2022 from $173.1 million, or 60.8% of total deposits, at June 30, 2021.
•
Continue to manage credit risk to maintain a low level of non-performing assets. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. At both June 30, 2022 and 2021, we did not have any non-performing assets or classified loans.
•
Grow organically and through opportunistic bank or branch acquisitions or de novo branching. In addition to organic growth, we will also consider acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. Although we believe opportunities exist to increase our market share in our historical markets, we would explore opportunities to expand into contiguous markets in Massachusetts. We will consider expanding our branch network by establishing new branches and/or through acquisitions, although we have no current acquisitions or new branches planned. The additional capital we raised in the stock offering will also provide us the opportunity to make acquisitions of other financial institutions.
•
Continue to provide value to our community. Our goal is to provide long-term value to our customers, employees and the communities we serve by executing a safe and sound service-oriented business strategy that produces increased earnings. We believe there is a significant opportunity for a community-focused bank in our market area, and the increased capital we raised in the stock offering will enable us to compete more effectively with other financial institutions.

Comparison of Financial Condition at June 30, 2022 and 2021

Total Assets. Total assets increased $27.3 million, or 8.1%, to $366.2 million at June 30, 2022 from $338.9 million at June 30, 2021. The increase resulted primarily from increases in securities held to maturity of $40.1 million, or 38.2%, and bank-owned life insurance of $894,000, or 9.7%, offset by decreases in cash and cash equivalents of $9.0 million, or 22.1%, available for sale securities of $2.1 million and net loans of $1.8 million, or 1.0%.

Cash and Cash Equivalents. Cash and cash equivalents decreased $9.0 million, or 22.1%, to $31.7 million at June 30, 2022 from $40.7 million at June 30, 2021. The decrease was a result of an increase in securities held to maturity, as we invested excess cash into securities to increase our overall yield on interest-earning assets.

Net Loans. Net loans decreased $1.8 million, or 1.0% to $172.6, million at June 30, 2022 from $174.4 million at June 30, 2021. The decrease was due to decreases of $1.6 million, or 10.1%, in multi-family real estate loans, $484,000, or 19.7%, in second mortgages and $1.6 million, or 9.8%, in commercial real estate loans, offset by increases of $1.7 million, or 1.2%, in one- to-four family residential real estate loans and $89,000, or 4.2%, in other loans. The decreases in multi-family and commercial real estate loans reflected payoffs on properties sold by the borrower and repayments exceeding originations during the year ended June 30, 2022.

Securities Available for Sale. Securities available for sale decreased $2.1 million to $199,000 at June 30, 2022 from $2.3 million at June 30, 2021. The decrease was primarily due to the sale in July 2021 of a $2.0 million seven-year U.S. Treasury security that was purchased in March 2021. The security was sold for a pre-tax gain of $48,000.

Securities Held to Maturity. Securities held to maturity increased $40.1 million, or 38.2%, to $145.2 million at June 30, 2022 from $105.1 million at June 30, 2021, as we invested excess cash into securities to increase our overall yield on interest-earning assets. A corporate bond, held to maturity, was called creating a pre-tax gain of $8,0000 for the year ended June 30, 2022.

Total Liabilities. Total liabilities increased $1.7 million, or 0.6%, to $291.9 million at June 30, 2022 from $290.2 million at June 30, 2021. The increase was the result of an increase in deposits of $2.4 million, or 0.8%, offset by a decrease in Federal Home Loan Bank advances of $918,000.

Deposits. Deposits increased $2.4 million, or 0.8%, to $287.1 million at June 30, 2022 from $284.7 million at June 30, 2021. The increase was the result of increases of $1.7 million, or 4.5%, in interest bearing demand deposits, $6.8 million, or 9.9% in savings accounts, and $5.7 million, or 13.8% in money market accounts, offset by a decreases of $318,000, or 1.0% in non-interest bearing demand deposits, and $11.4 million, or 10.3% in certificates of deposit. The decrease in certificates of deposit reflects depositors’ decision not to renew maturing certificates of deposit and place those funds in liquid accounts due to the changing interest rate environment.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank advances, decreased $918,000 or 100.0%, to $0 at June 30, 2022 from $918,000 at June 30, 2021, as a result of repayments of short-term borrowings.

Stockholders' Equity. Total stockholders' equity increased $25.7 million, or 52.6%, to $74.3 million at June 30, 2022 from $48.6 million at June 30, 2021. The increase was due to $27.7 million in funds received from the stock offering and net income of $442,000 for the year ended June 30, 2022 offset by $2.6 million for the purchase of 255,648 shares of common stock by the ESOP.

Comparison of Operating Results for the Year Ended June 30, 2022 and 2021

General. We had net income of $442,000 for the year ended June 30, 2022, compared to net income of $1.4 million for the year ended June 30, 2021, a decrease of $950,000, or 68.2%. The decrease in net income was primarily due to the $1.6 million cost of funding the new charitable foundation and an increase of $578,000, or 9.1%, in non-interest expense, offset by an increase of $798,000, or 10.8%, in net interest income, a decrease in provision for loan loss of $34,000, or 56.7%, and a decrease in income tax expense of $298,000 or 121.1%.

Interest and Dividend Income. Interest and dividend income decreased $258,000, or 2.7%, to $9.2 million for the year ended June 30, 2022 from $9.5 million for the year ended June 30, 2021. The decrease was attributable to a decrease of $597,000, or 8.4%, in interest on loans, offset by an increase of $285,000, or 12.2%, in interest on securities and an increase of $54,000, or 110.2%, in other interest earning assets. Interest income on loans decreased primarily due to a decrease in the average balance of loans of $9.6 million to $171.0 million for the year ended June 30, 2022 from $180.6 million for the year ended June 30, 2021 and due to a decrease in the average yield on loans of 13 basis points to 3.80% for the year ended June 30, 2022 from 3.93% for the year ended June 30, 2021. Interest income on securities increased due to an increase in the average balance of securities of $26.3 million to $122.8 million for the year ended June 30, 2022 from $96.5 million for the year ended June 30, 2021, offset by a decrease in the average yield on securities of 29 basis points to 2.13% for the year ended June 30, 2022 from 2.42% for the year ended June 30, 2021. The decreases in the average yields on loans and securities reflected the lower interest rate environment.

Interest Expense. Interest expense decreased $1.1 million, or 50.9%, to $1.0 million for the year ended June 30, 2022 from $2.1 million for the year ended June 30, 2021. The decrease was primarily due to a decrease of $1.0 million, or 55.5%, in interest expense on certificates of deposit. The average cost of certificates of deposit decreased 71 basis points to 0.75% for the year ended June 30, 2022 from 1.46% for the year ended June 30, 2021, and the average balance of certificates of deposit decreased $17.1 million to $107.5 million for the year ended June 30, 2022 from $124.6 million for the year ended June 30, 2021. Additionally, interest expense on borrowings, consisting entirely of FHLB advances, decreased $51,000, or 86.4%, to $8,000 for the year ended June 30, 2022 from $59,000 for the year ended June 30, 2021 due primarily to the decrease in the average balance of borrowings to $278,000 for the year ended June 30, 2022 from $2.1 million for the year ended June 30, 2021.

Net Interest Income. Net interest income increased $798,000, or 10.8%, to $8.2 million for the year ended June 30, 2022 from $7.4 million for the year ended June 30, 2021. The increase was due to an increase in average net interest-earning assets of $13.4 million combined with an increase in our net interest rate spread to 2.37% for the year ended June 30, 2022 from 2.15% for the year ended June 30, 2021. Our net interest margin increased to 2.47% for the year ended June 30, 2022 compared to 2.32% for the year ended June 30, 2021. The increase in the net interest rate spread was primarily a result of the yield on interest-earning assets decreasing at a slower rate than the decline in the cost of interest-bearing liabilities.

Provision for Loan Losses. We recorded a provision for loan losses of $26,000 and $60,000 for the years ended June 30, 2022 and 2021, respectively. The provision reflected the application of qualitative factors related to the economic conditions caused by the COVID-19 pandemic, offset by a decrease in loans and continued strong asset quality. The allowance for loan losses was $1.7 million, or 1.00% of total loans, at June 30, 2022, compared to $1.7 million, or 0.98% of total loans, at June 30, 2021. We did not have any loans designated as special mention at June 30, 2022. We had $2.2 million in loans designated as special mention at June 30, 2021.We had no loans categorized as substandard, doubtful or loss at June 30, 2022 or 2021. We did not have any non-performing loans at either June 30, 2022 or 2021. We had $1,000 and $0 in charge-offs for the years ended June 30, 2022 and 2021, respectively. We had no recoveries for the years ended June 30, 2022 or 2021.

Non-Interest Income. Non-interest income information is as follows.

	Year Ended June 30,		Change
(Dollars in thousands)	2022	2021	Amount	Percent
Customer service fees	$127	$115	$12	10.4%
Income on bank-owned life insurance	259	235	24	10.2%
Gain on sale and call of securities	56	-	56
Other income	253	293	(40)	(13.7%)
Total non-interest income	$695	$643	$52	8.1%

Non-interest income increased $52,000, or 8.1%, to $695,000 for the year ended June 30, 2022 from $643,000 for the year ended June 30, 2021. The increase was due to a $12,000 increase in customer service fees, a $24,000 increase in income on bank-owned life insurance, a $56,000 increase in gain on sale and call of securities offset by a decrease of $40,000 in other income.

Non-Interest Expense. Non-interest expense information is as follows.

	Year Ended June 30,		Change
(Dollars in thousands)	2022	2021	Amount	Percent
Salaries and employee benefits	$4,097	$3,994	$103	2.6%
Occupancy and equipment	883	831	52	6.3%
Advertising	139	101	38	37.6%
Data processing	350	348	2	0.6%
Deposit insurance	90	85	5	5.9%
Charitable Foundation	1,554	-	1,554	0.0%
Other	1,370	992	378	38.1%
Total non-interest expense	$8,483	$6,351	$2,132	33.6%

Non-interest expense increased $2.1 million, or 33.6%, to $8.5 million for the year ended June 30, 2022 from $6.4 million for the year ended June 30, 2021. The increase was due primarily to the $1.6 million funding of the new charitable foundation, a $103,000 increase in salaries and employee benefit expense due to normal employee annual merit salary benefit increases, an increase of $52,000 in occupancy expense, an increase of $38,000 in advertising expense and an increase of $378,000 in other expenses due primarily to increased consultant and audit expenses.

Provision for Income Taxes. The Company recorded a benefit for income taxes of $(52,000) for the year ended June 30, 2022, which represented a $298,000, or 68.2%, decrease from income taxes of $246,000 for the year ended June 30, 2021. Our effective (recovery) tax rate was (13.3%) and 15.0% for the years ended June 30, 2022 and 2021, respectively. The lower effective tax rate for the years ended June 30, 2022 and 2021 as compared to the statutory rate reflected the benefit of our investment in tax-advantaged municipal securities and bank-owned life insurance as well as reduced state taxes through utilization of a Massachusetts securities corporation to hold our investment securities. The decrease in the provision for income taxes for the year ended June 30, 2022 was due to the tax benefit related to the funding of the charitable foundation.

Average Balance and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. No tax-equivalent adjustments have been made. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $349,000 and $331,000 at June 30, 2022 and 2021, respectively.

	Year Ended June 30,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$170,991	$6,502	3.80%	$180,587	$7,099	3.93%
Securities	122,816	2,619	2.13%	96,510	2,334	2.42%
Other	38,877	103	0.26%	42,730	49	0.11%
Total interest-earning assets	332,684	9,224	2.77%	319,827	9,482	2.96%
Non-interest-earning assets	20,530			14,551
Total assets	$353,214			$334,378
Interest-bearing liabilities:
Interest-bearing demand deposits	$31,258	$18	0.06%	$28,205	$14	0.05%
Saving deposits	73,139	74	0.10%	65,794	68	0.10%
Money market deposits	42,719	112	0.26%	34,848	120	0.34%
Certificates of deposit	107,524	808	0.75%	124,600	1,815	1.46%
Total interest-bearing deposits	254,640	1,012	0.40%	253,447	2,017	0.80%
FHLB advances	278	8	2.88%	2,060	59	2.86%
Total interest-bearing liabilities	254,918	1,020	0.40%	255,507	2,076	0.81%
Non-interest-bearing demand deposits	34,909			27,067
Other non-interest-bearing liabilities	5,907			4,005
Total liabilities	295,734			286,579
Stockholders' equity	57,480			47,799
Total liabilities and stockholders' equity	$353,214			$334,378
Net interest income		$8,204			$7,406
Net interest rate spread(1)			2.37%			2.15%
Net interest-bearing assets(2)	$77,766			$64,320
Net interest margin(3)			2.47%			2.32%
Average interest-bearing assets to interest-bearing liabilities			130.51%			125.17%
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

	Years Ended June 30, 2022 vs 2021
(Dollars in thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$(377)	$(220)	$(597)
Securities	636	(351)	285
Other	(4)	58	54
Total interest-earning assets	255	(513)	(258)
Interest bearing liabilities:
Interest-bearing demand deposits	2	2	4
Savings deposits	8	(2)	6
Money market deposits	27	(35)	(8)
Certificates of deposit	(249)	(758)	(1,007)
Total deposits	(212)	(793)	(1,005)
FHLB advances	(51)	-	(51)
Total interest-bearing liabilities	(263)	(793)	(1,056)
Change in net interest income	$518	$280	$798

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

As part of our ongoing asset-liability management, we use the following strategies to manage our interest rate risk:

•
emphasize the marketing of our non-interest bearing demand, interest bearing demand, money market, and savings accounts;
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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model, the results of which are provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning June 30, 2022 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income.

Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast (Dollars in thousands)	Year 1 Change from Level
+400	$8,747	(9.1%)
+300	8,970	(6.8%)
+200	9,191	(4.5%)
+100	9,419	(2.1%)
Level	9,624	-
-100	9,257	(3.8%)
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

The table below sets forth, as of June 30, 2022, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2022
		Estimated Decrease in EVE		EVE as a Percentage of Present Value of Assets(3)
Change in Interest Rates (basis points)(1)	Estimated EVE(2) (Dollars in thousands)	Amount (Dollars in thousands)	Percent	EVE Ratio(4)	Decrease (basis points)
+400	$39,740	$(19,512)	(32.9%)	13.4%	(400)
+300	44,284	(14,968)	(25.3%)	14.4%	(296)
+200	49,125	(10,127)	(17.1%)	15.4%	(192)
+100	54,178	(5,074)	(8.6%)	16.4%	(92)
Level	59,252	-	-	17.4%	-
-100	62,755	3,503	5.9%	17.7%	39
(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2022, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 17.1% decrease in EVE, and in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 5.9% increase in EVE.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Boston. At June 30, 2022, we had no outstanding advances from the Federal Home Loan Bank of Boston. At June 30, 2022, we had the ability to borrow $70.7 million in additional Federal Home Loan Bank of Boston advances. Also, at June 30, 2022, we had a $2.4 million line of credit with the Federal Home Loan Bank of Boston, none of which was drawn at June 30, 2022.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.8 million and $2.0 million for the years ended June 30, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans and proceeds from maturing securities and pay downs on securities, was $36.3 million for the year ended June 30, 2022, primarily due to the purchase of $62.9 million of securities, offset by maturities, pre-payments and calls of securities of $24.3 million and a net decrease in loans of $1.8 million. Net cash used in investing activities was $3.0 million for the year ended June 30, 2021. Net cash provided by financing activities was $25.4 million for the year ended June 30, 2022, primarily from the $26.5 million net proceeds from the sale of common stock, offset by the repayment of $918,000 in Federal Home Loan Bank of Boston advances. Net cash provided by financing activities was $4.3 million for the year ended June 30, 2021.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits as supplemented by the use of Federal Home Loan Bank of Boston advances as needed.

Capital Resources. At June 30, 2022 and 2021 the Bank exceeded all of its regulatory capital requirements. See Note 8 to the consolidated financial statements of this annual report.

The net offering proceeds, discussed in Note 1 to the audited consolidated financial statements, significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net offering proceeds are used for general corporate purposes, including funding loans. Our financial condition and results of operations will be enhanced by the net offering proceeds, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net offering proceeds, as well as other factors associated with the offering, our return on equity will be lower following the offering.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements. We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. The financial instruments include commitments to originate loans and unused lines of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments.

At June 30, 2022, we had $5.6 million of commitments to originate loans and $6.0 million of unadvanced funds under home equity lines of credit. See Note 10 to the audited consolidated financial statements for further information.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 1 of the notes to our consolidated financial statements beginning on page F-1 of this Form 10-K. As an emerging growth company, we have elected to use the extended transition period to delay the adoption of new or re-issued accounting pronouncements applicable to public companies until such pronouncements are applicable to non-public companies.

Impact of Inflation and Changing Prices

The audited consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

For information regarding market risk, see Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Management of Market Risk.”

Item 8. Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CFSB Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CFSB Bancorp, Inc. and subsidiaries (the Company) as of June 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended and the related notes (collectively, “the financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2004.

By:/s/ Wolf & Company, P.C.

Boston, Massachusetts

September 22, 2022

CFSB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30,
	2022	2021
Assets
Cash and due from banks	$1,609	$1,708
Short-term investments	30,058	38,970
Total cash and cash equivalents	31,667	40,678
Certificates of deposit	-	980
Securities available for sale, at fair value	199	2,294
Securities held to maturity, at amortized cost, fair value of $133,593 and $107,391 at June 30, 2022 and 2021, respectively	145,239	105,114
Federal Home Loan Bank stock, at cost	191	453
Loans, net of allowance for loan losses of $1,747 and $1,722 at June 30, 2022 and 2021, respectively	172,593	174,433
Premises and equipment, net	3,334	3,459
Accrued interest receivable	1,265	1,146
Bank-owned life insurance	10,144	9,250
Deferred tax asset	1,079	665
Other assets	472	382
Total assets	$366,183	$338,854
Liabilities and Stockholders' Equity
Deposits
Non-interest bearing	$31,168	$31,486
Interest-bearing	255,907	253,188
Total deposits	287,075	284,674
Short-term borrowings	-	918
Mortgagors' escrow accounts	1,555	1,572
Accrued expenses and other liabilities	3,303	3,045
Total liabilities	291,933	290,209
Commitments and Contingencies (Note 10)
Stockholders' Equity
Preferred Stock, $.01 par value, 10,000,000 and -0- shares authorized as of June 30, 2022 and 2021, respectively; none issued and outstanding
as of June 30, 2022 and 2021, respectively	-	-
Common Stock, $.01 par value, 90,000,000 and -0- shares authorized as of June 30, 2022 and 2021, respectively; 6,521,642 and -0- shares
issued and outstanding as of June 30, 2022 and 2021, respectively	65	-
Additional paid-in capital	27,720	-
Retained earnings	48,970	48,628
Accumulated other comprehensive income	-	17
Unearned compensation - ESOP, 250,536 and -0- shares unallocated
at June 30, 2022 and 2021, respectively	(2,505)	-
Total stockholders' equity	74,250	48,645
Total liabilities and stockholders' equity	$366,183	$338,854

The accompanying notes are an integral part of these consolidated financial statements

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Year Ended June 30,
	2022	2021
Interest and dividend income:
Interest and fees on loans	$6,502	$7,099
Interest and dividends on securities:
Taxable	2,153	1,777
Tax exempt	466	557
Interest on short-term investments and certificates of deposit	103	49
Total interest and dividend income	9,224	9,482
Interest expense:
Deposits	1,012	2,017
Short-term borrowings	8	59
Total interest expense	1,020	2,076
Net interest income	8,204	7,406
Provision for loan losses	26	60
Net interest income, after provision for loan losses	8,178	7,346
Non-interest income:
Customer service fees	127	115
Income on bank-owned life insurance	259	235
Gain on sale and call of securities	56	-
Other income	253	293
Total non-interest income	695	643
Non-interest expense:
Salaries and employee benefits	4,097	3,994
Occupancy and equipment	883	831
Advertising	139	101
Data processing	350	348
Deposit insurance	90	85
Charitable Foundation	1,554	-
Other general and administrative	1,370	992
Total non-interest expense	8,483	6,351
Income before income taxes	390	1,638
Provision (benefit) for income taxes	(52)	246
Net income	$442	$1,392
Earnings per share:
Basic and diluted	$0.08	N/A
Weighted Average Shares:
Basic and diluted	5,886,929	N/A

The accompanying notes are an integral part of these consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended June 30,
	2022	2021
Net income	$442	$1,392
Other comprehensive income:
Change in unrealized holding gains (losses)	32	11
Reclassification adjustment for net realized gains included in income	(56)	-
Net change in unrealized losses	(24)	11
Tax effect	7	(4)
Net-of-tax amount	(17)	7
Comprehensive income	$425	$1,399

The related income tax expense for net realized gains included in income was $19,000 for the year ended June 30, 2022

The accompanying notes are an integral part of these consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP	Total
Balance at June 30, 2021	-	$-	$-	$48,628	$17	$-	$48,645
Comprehensive income (loss)	-	-	-	442	(17)	-	425
Transfer of cash from CFSB to 15 Beach MHC	-	-	-	(100)	-	-	(100)
Issuance of shares to the mutual holding company	3,586,903	36	-	-	-	-	36
Issuance of shares in the initial public offering, net of expenses of $1,583,000	2,804,306	28	26,417	-	-	-	26,445
Issuance and contribution of shares to the Colonial Federal Savings Bank Charitable Foundation, Inc.	130,433	1	1,303	-	-	-	1,304
Purchase of 255,648 shares of common stock by the ESOP	-	-	-	-	-	(2,556)	(2,556)
ESOP shares committed to be released	-	-	-	-	-	51	51
Balance at June 30, 2022	6,521,642	$65	$27,720	$48,970	$-	$(2,505)	$74,250

	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2020	$47,236	$10	$47,246
Comprehensive income (loss)	1,392	7	1,399
Balance at June 30, 2021	$48,628	$17	$48,645

The accompanying notes are an integral part of these consolidated financial statements

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$442	$1,392
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	26	60
Gain on sale and call of securities	(56)	-
Amortization of securities, net	581	444
Increase in cash surrender value of bank-owned life insurance	(259)	(235)
Depreciation and amortization, net	255	270
Contribution of stock to charitable foundation	1,303	-
Deferred income tax (expense) benefit	(407)	63
ESOP expense	51	-
Net change in:
Accrued interest receivable	(119)	(28)
Other, net	67	49
Net cash provided by operating activities	1,884	2,015
Cash flows from investing activities:
Maturities of certificates of deposit	980	-
Activity in securities available for sale:
Maturities, prepayments and calls	89	103
Purchases	-	(1,982)
Sales	2,031	-
Activity in securities held to maturity:
Maturities, prepayments and calls	22,246	25,848
Purchases	(62,944)	(39,341)
Loan originations and payments, net	1,814	12,346
Additions to premises and equipment	(130)	(213)
Purchase of bank-owned life insurance	(635)	-
Redemption of Federal Home Loan Bank Stock	262	213
Net cash used in investing activities	(36,287)	(3,026)
Cash flows from financing activities:
Net increase in deposits	2,401	7,166
Net decrease in short-term borrowings	(918)	491
Proceeds from sale of common stock, net	26,482	-
Repayments of long-term debt	-	(3,294)
Loan to ESOP	(2,556)	-
Net decrease in mortgagors' escrow accounts	(17)	(38)
Net cash provided by financing activities	25,392	4,325
Net change in cash and cash equivalents	(9,011)	3,314
Cash and cash equivalents at beginning of year	40,678	37,364
Cash and cash equivalents at end of year	$31,667	$40,678
Supplemental information:
Interest paid on deposits and short-term borrowings	$1,020	$2,082
Income taxes paid	$381	$152

The accompanying notes are an integral part of these consolidated financial statements

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies

Basis of presentation and consolidation

These consolidated financial statements of CFSB Bancorp, Inc. (the "Company") include the accounts of Colonial Federal Savings Bank (the “Bank”) and its wholly-owned subsidiary, Beach Street Security Corporation, which was established for the purpose of buying, holding and selling securities. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments necessary for a fair presentation are reflected in these consolidated financial statements, and all adjustments made are of a normal recurring nature.

Business

The Bank provides a variety of financial services to individuals and small businesses through its offices in Quincy, Holbrook and Weymouth. Its primary deposit products are savings, checking and term certificate accounts, and its primary lending product is residential mortgage loans.

Reorganization and Offering

On January 12, 2022 the Bank reorganized from a federally chartered mutual savings bank to a two-tier mutual holding company structure. As part of the reorganization, a mutual holding company (the “MHC”) was formed as a federal corporation, into which all of the current voting rights of the members of the Bank were transferred. As part of the reorganization, the Bank converted to a federal stock savings bank. The Company, a stock holding company was established as a federal corporation and a majority-owned subsidiary of the MHC at all times so long as the MHC remains in existence. Concurrently with the reorganization, the Company sold 43% of its common stock in a stock offering on a priority basis to depositors of the Bank and the tax qualified employee plans of the Bank and contributed 2% of its common stock to a charitable foundation established as a part of the reorganization. The remainder of the Company common stock is held by the MHC. The Company sold 2,804,306 shares of common stock at $10.00 per share for gross offering proceeds of $28.0 million.

Employee Stock Ownership Plan ("ESOP")

The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders' equity. The Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants' accounts under the plan.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated employee stock ownership plan shares. Diluted EPS is computed using the same method as basic EPS and reflects the potential dilution that could occur if stock options shares were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. The Company did not have any outstanding stock options or shares of restricted stock for the years ended June 30, 2022 or 2021.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculation for the six months ended June 30, 2022, which reflects the period in which the Company had outstanding shares.

Year Ended
Basic and diluted	June 30, 2022

Net Income	$442
Weighted average common shares outstanding	6,125,299
Less: Average unallocated ESOP shares	(238,370)
Average Shares	5,886,929
Basic earnings per common share	$0.08

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term is the allowance for loan losses.

Reclassification

Certain amounts in the 2021 consolidated financial statements have been reclassified to conform to the 2022 presentation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, and interest-bearing deposits consisting primarily of balances at the Federal Reserve Bank of Boston and deposits sold that mature overnight. The Company may from time to time have deposits in financial institutions which exceed federally insured limits. At June 30, 2022 and 2021, the Company had a concentration of cash on deposit at the Federal Reserve Bank of Boston amounting to $28,930,000 and $35,157,000, respectively.

Certificates of deposit

Certificates of deposits generally mature within one year and are carried at cost, which approximates fair value.

Fair value hierarchy

The Company groups its assets that are measured at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

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

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax effects.

Purchase premiums and discounts are recognized in interest income using the level yield method over the terms of the securities except for purchase premiums on callable securities which are amortized to the earliest call date. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Each reporting period, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired securities, credit-related

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income, net of applicable taxes.

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB of Boston may declare dividends on the stock. The Company reviews its investment in FHLB stock for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of June 30, 2022 and 2021, no impairment has been recognized

Loans

The Bank’s loan portfolio includes residential real estate, commercial real estate, construction and consumer loan segments. Residential real estate loans include classes for 1-4 family, multi-family, second mortgages and home equity lines of credit.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. When loans are sold or paid off, any unamortized fees and costs are recorded in earnings.

The accrual of interest on all loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are less than 90 days past due and future payments are reasonably assured, generally after six months.

Allowance for loan losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general, allocated and unallocated components, as further described below.

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and consumer loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume, credit concentrations and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no significant changes in the Bank’s policies or methodology pertaining to the general component of the allowance for loan losses during 2022 or 2021. During 2022 and 2021, the Bank further disaggregated the classes within the residential real estate segment to create a separate class for multi-family loans.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – This segment includes residential 1-4 family, multi-family, second mortgages and home equity lines of credit. The Bank generally does not originate loans with a loan-to-value ratio greater than 80 percent (without private mortgage insurance) and does not generally grant loans that would be classified as subprime upon origination. Multi-family are residential 5 family or greater and primarily income-producing properties

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

throughout Eastern Massachusetts. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy due to increased vacancy rates, which in turn, would have an effect on the credit quality. The Bank generally has first and second liens on property securing home equity lines of credit. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Construction - Our construction loans are generally 1-4 family residential owner occupied properties where the borrower is improving the property.

Commercial real estate – Loans in this segment are primarily on income-producing properties throughout Eastern Massachusetts. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy due to increased vacancy rates, which in turn, would have an effect on the credit quality in this segment.

Consumer – Loans, which include home improvement loans, in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Allocated component

The allocated component relates to loans that are classified as impaired. Based on internal credit ratings, residential real estate, commercial real estate and construction loans are evaluated for impairment on a loan-by-loan basis. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Bank periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.

Unallocated component

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating general and allocated reserves in the portfolio.

Premises and equipment

Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the term of the respective leases.

Bank-owned life insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income in the consolidated statements of operations and are not subject to income taxes.

Deferred Compensation Plan

The Bank has entered into individual Deferred Compensation Agreements with specified executives.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Advertising

Advertising expenses are charged to earnings when incurred.

Pension plan

Costs of the multi-employer pension plan are based on the contribution required to be made to the plan. It is the Company’s policy to fund pension costs in the year of accrual.

Income taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes in the period of enactment. A valuation allowance is established against deferred tax assets when, based upon available evidence it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance on deferred tax assets was $115,000 and $0 at June 30, 2022 and 2021.

The Company’s base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the loan loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

The Company does not have any uncertain tax positions at June 30, 2022 or 2021 which require disclosure. The Bank accounts for interest and penalties as part of its provision for federal and state taxes. No interest and penalties were recorded for the years ended June 30, 2022 and 2021.

Transfers of financial assets

Transfers of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets.

During the normal course of business, the Bank may transfer a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

Comprehensive income/loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the retained earnings section of the consolidated balance sheets, such items, along with net income, are components of comprehensive operations.

The components of accumulated other comprehensive income, included in stockholders' equity, are as follows:

	Year Ended June 30,
(Dollars in thousands)	2022	2021
Net unrealized gains on available for sale securities	$56	$24
Tax effect	(19)	(7)
	$37	$17

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Recent accounting pronouncements

As an emerging growth company as defined in the Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to non-public companies. As of June 30, 2022, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842). This ASU is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-to-use asset and a liability representing the obligation to make lease payments for long-term operating leases. The ASU, as amended, will be effective for fiscal years beginning after December 15, 2021. Management does not expect a material impact due to the small amount of leases. It is expected that assets and liabilities will increase based on the estimated present value of remaining lease payments in place at the adoption date.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This ASU, as amended, is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Management is currently evaluating the impact of adopting this ASU to the consolidated financial statements, which may be material.

2. Restrictions on cash and amounts due from banks

Effective March 26, 2020, the Board of Governors of the Federal Reserve reduced reserve requirement ratios to zero percent and therefore no reserve balance was required at June 30, 2022 or 2021.

3. Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$186	$-	$-	$186
Collateralized mortgage obligations	13	-	-	13
Total securities available for sale	$199	$-	$-	$199

Securities held to maturity:
Government-sponsored enterprises:
Mortgage-backed securities	$47,741	$26	$(1,895)	$45,872
Collateralized mortgage obligations	7	-	-	7
Municipal bonds	45,776	23	(5,172)	40,627
Corporate bonds	51,715	20	(4,648)	47,087
Total securities held to maturity	$145,239	$69	$(11,715)	$133,593

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

	June 30, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Debt obligations	$1,983	$12	$-	$1,995
Mortgage-backed securities	260	12	-	272
Collateralized mortgage obligations	27	-	-	27
Total securities available for sale	$2,270	$24	$-	$2,294
Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$1,001	$12	$-	$1,013
Mortgage-backed securities	27,680	1,229	(12)	28,897
Collateralized mortgage obligations	17	1	-	18
Municipal bonds	38,360	458	(216)	38,602
Corporate bonds	38,056	936	(131)	38,861
Total securities held to maturity	$105,114	$2,636	$(359)	$107,391

Securities with an amortized cost of $14,681,000 and a fair value of $12,777,000 at June 30, 2022 were pledged to secure a credit line with the Federal Reserve Bank. See Note 7.

The amortized cost and fair value of debt securities, by contractual maturity, at June 30, 2022, is shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022
	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$-	$-	$4,006	$4,008
Over 1 year through 5 years	-	-	25,269	24,763
Over 5 years through 10 years	-	-	42,934	38,600
Over 10 years	-	-	25,282	20,343
	-	-	97,491	87,714
Mortgage-backed securities	186	186	47,741	45,872
Collateralized mortgage obligations	13	13	7	7
	$199	$199	$145,239	$133,593

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Information pertaining to securities with gross unrealized losses at June 30, 2022 and 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
June 30, 2022
Securities held to maturity:
Mortgage-backed securities	$1,712	$39,843	$183	$1,855
Municipal bonds	3,520	25,976	1,652	6,394
Corporate bonds	3,679	37,015	969	5,682
Total temporarily impaired securities held to maturity	$8,911	$102,834	$2,804	$13,931

	Less Than Twelve Months		Over Twelve Months
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
June 30, 2021
Securities held to maturity:
Mortgage-backed securities	$12	$2,598	$-	$-
Municipal bonds	216	7,839	-	-
Corporate bonds	131	9,249	-	-
Total temporarily impaired securities held to maturity	$359	$19,686	$-	$-

At June 30, 2022, 228 debt securities have unrealized losses with aggregate depreciation of 9.11% from the Company's amortized cost basis. These unrealized losses are the result of changes in the interest rate environment and there have been no downgrades in the investment quality of these securities. The contractual terms of these securities do not permit the entities to settle the security at a price less than par value. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, it does not consider these securities to be other-than-temporarily impaired at June 30, 2022.

Proceeds from the sale of securities available for sale was $2,031,000 for the year ended June 30, 2022. There were no sales during the year ended June 30, 2021.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

4. Loans

A summary of the balances of loans follows:

(Dollars in thousands)	June 30, 2022	June 30, 2021
Mortgage loans on real estate:
Residential:
1-4 family	$141,073	$139,687
Multi-family	14,310	15,868
Second mortgages and home equity lines of credit	1,970	2,454
Construction	375	-
Commercial	14,761	16,366
Total mortgage loans on real estate	172,489	174,375
Consumer loans:
Consumer	84	139
Home improvement	2,116	1,972
Total other loans	2,200	2,111
Total loans	174,689	176,486

Less: Allowance for loan losses	(1,747)	(1,722)
Net deferred loan fees	(349)	(331)
Loans, net	$172,593	$174,433

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $0 and $499,000 at June 30, 2022 and 2021, respectively.

Residential loans are subject to a blanket lien securing FHLB advances. See Note 7.

Included in total loans are loans due from directors and other related parties of $3.0 million and $2.5 million at June 30, 2022 and 2021, respectively. All loans made to directors have substantially the same terms and interest rates as other bank borrowers at their origination date. The Board of Directors confirms that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies prior to approving loans to individual directors. The following presents the activity in amount due from directors and other related parties for the years ended June 30, 2022 and 2021:

(Dollars in thousands)	June 30, 2022	June 30, 2021
Outstanding related party loans at July 1,	$2,544	$2,177
New Loans	1,211	1,385
Repayments	(708)	(1,018)
Outstanding related party loans at June 30,	$3,047	$2,544

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Activity in the allowance for loan losses and allocation of the allowance to loan segments follows:

(Dollars in thousands)	Residential Real Estate	Residential Real Estate Construction	Commercial Real Estate	Consumer	Unallocated	Total
Provision (credit) for loan losses:
Balance at June 30, 2021	$1,262	$-	$279	$58	$123	$1,722
Provision (credit) for loan losses	(39)	3	(27)	4	85	26
Loans charged-off	-	-	-	(1)	-	(1)
Recoveries	-	-	-	-	-	-
Balance at June 30, 2022	$1,223	$3	$252	$61	$208	$1,747

Balance at June 30, 2020	$1,228	$-	$301	$48	$85	$1,662
Provision (credit) for loan losses	34	-	(22)	10	38	60
Loans charged-off	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Balance at June 30, 2021	$1,262	$-	$279	$58	$123	$1,722

Allowance for loan losses:
June 30, 2022
Allowance for impaired loans	$-	$-	$-	$-	$-	$-
Allowance for non-impaired loans	1,223	3	252	61	208	1,747
Total allowance for loan losses	$1,223	$3	$252	$61	$208	$1,747
Impaired loans	$-	$-	$-	$-	$-	$-
Non-impaired loans	157,353	375	14,761	2,200	-	174,689
Total loans	$157,353	$375	$14,761	$2,200	$-	$174,689
June 30, 2021
Allowance for impaired loans	$-	$-	$-	$-	$-	$-
Allowance for non-impaired loans	1,262	-	279	58	123	1,722
Total allowance for loan losses	$1,262	$-	$279	$58	$123	$1,722
Impaired loans	$-	$-	$-	$-	$-	$-
Non-impaired loans	158,009	-	16,366	2,111	-	176,486
Total loans	$158,009	$-	$16,366	$2,111	$-	$176,486

At June 30, 2022 and 2021 there were no past due loans or loans on non-accrual. At June 30, 2022 and 2021 there were no loans past due ninety days or more and still accruing.

There were no impaired loans at June 30, 2022 or 2021.

During the years ended June 30, 2022 and 2021, there were no troubled debt restructurings or troubled debt restructurings that defaulted in the first twelve months after restructuring. Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings. Any reserve required is recorded through the provision for loan losses.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

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

The following table presents information on the Bank’s loans by risk ratings at June 30, 2022 and 2021:

	June 30, 2022		June 30, 2021
(Dollars in thousands)	Residential Real Estate	Commercial Real Estate	Residential Real Estate	Commercial Real Estate
Pass	$157,728	$14,761	$158,009	$14,342
Special mention	-	-	-	2,024
	$157,728	$14,761	$158,009	$16,366

Residential real estate included $375,000 of pass rated residential construction loans. At June 30, 2022 and 2021, there were no loans rated substandard, doubtful or loss.

5. Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

(Dollars in thousands)	June 30, 2022	June 30, 2021
Land	$1,553	$1,553
Bank buildings	1,066	1,066
Building improvements	926	926
Furniture, fixtures and equipment	1,225	1,267
Leasehold improvements	167	167
	4,937	4,979
Less accumulated depreciation and amortization	(1,603)	(1,520)
	$3,334	$3,459

Depreciation and amortization expense for the years ended June 30, 2022 and 2021 amounted to $255,000 and $270,000, respectively.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

6. Deposits

A summary of deposit balances, by type, is as follows:

(Dollars in thousands)	June 30, 2022	June 30, 2021
NOW and demand	$64,163	$62,785
Regular and other	75,774	68,998
Money market deposits	47,010	41,319
Total non-certificate accounts	186,947	173,102
Term certificates of $250,000 or more	24,608	25,833
Term certificates less than $250,000	75,520	85,739
Total certificate accounts	100,128	111,572
Total deposits	$287,075	$284,674

A summary of certificate accounts by maturity is as follows:

	June 30, 2022		June 30, 2021
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due within 1 year	$78,847	0.67%	$67,440	0.66%
Over 1 year to 2 years	14,307	0.96	33,517	1.11
Over 2 years to 3 years	5,277	0.92	5,208	1.86
Over 3 years to 5 years	1,697	0.65	5,407	0.95
	$100,128	0.73%	$111,572	0.86%

7. Federal Home Loan Bank Advances and Other Borrowings

Short-term FHLB advances with an original maturity of less than one year amounted to $0 at June 30, 2022 and $918,000 with a weighted average rate of 2.75% at June 30, 2021. There were no long-term FHLB advances outstanding at June 30, 2022 and 2021.

The Bank has an available line of credit in the amount of $2,354,000 with the FHLB of Boston at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank’s total assets. At June 30, 2022 and 2021 there were no funds advanced under the line of credit. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as first mortgage loans on owner-occupied 1-4 family residential property.

The Bank has an available line of credit under the Federal Reserve Bank Borrower-in-Custody program offered through the Discount Window. Under the terms of the credit line, the Bank has pledged certain qualifying securities with a fair market value of $12,777,000 and $10,081,000, respectively, and the line bears a variable interest rate equal to the federal funds rate plus 0.50%. At June 30, 2022 and 2021, there were no outstanding balances under this program.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended June 30,
	2022	2021
	(Dollars in Thousands)
Current tax provision:
Federal	$313	$129
State	42	54
	355	183
Deferred tax expense (benefit):
Federal	(322)	58
State	(200)	5
Valuation Allowance	115	-
	(407)	63
Total income tax provision (benefit)	$(52)	$246

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended June 30,
	2022	2021
	(Dollars in Thousands)
Statutory amount	$82	$344
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(120)	47
Tax exempt interest	(96)	(114)
Bank-owned life insurance	(34)	(35)
Other, net	1	4
Valuation Allowance	115	-
Effective (benefit) tax	$(52)	$246
Effective tax rate	-13.3%	15.0%

The components of the net deferred tax asset are as follows:

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

	June 30,
	2022	2021
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$466	$459
Employee benefit plans	328	294
ESOP	14	-
Charitable Contribution carryforward	403	-
	1,211	753
Valuation Allowance	(115)	-
Gross deferred tax assets	1,096	753

Deferred tax liabilities:
Net unrealized gain on available for sale securities	-	(7)
Depreciation and amortization	(17)	(81)
	(17)	(88)
Net deferred tax asset	$1,079	$665

A summary of the change in the net deferred tax asset is as follows:

	Years Ended June 30,
	2022	2021
	(Dollars in Thousands)
Balance at beginning of year	$665	$732
Deferred tax benefit (expense)	407	(63)
Deferred tax effects of net unrealized gain on available for sale securities	7	(4)
Balance at end of year	$1,079	$665

The calculation of the Company's charitable contribution carryforward deferred tax asset is based upon a carryforward of approximately $1,417,000 of charitable contributions at June 30, 2022. As of June 30, 2022 it has been determined that it is more likely than not that a portion of the benefit from this charitable contribution carryforward will not be realized prior to expiration. As a result, a valuation allowance of $115,000 has been provided on this deferred tax asset for the year ended June 30, 2022. There was no valuation allowance for the year ended June 30, 2021. All other deferred tax assets as of June 30, 2022 and 2021 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of these deferred tax assets will be realized.

The federal income tax reserve for loan losses at the Bank’s base year amounted to $2,582,000. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used. As the Bank intends to use the reserve only to absorb loan losses, a deferred income tax liability of $726,000 has not been provided.

The Company and the Bank’s income tax returns are subject to review and examination by federal and state taxing authorities. The Bank is currently open to audit under the applicable statues of limitations by the internal revenue service for the years ended December 2019 through 2021. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2019 are open.

9. Minimum Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Federal banking regulations require minimum capital requirements for community banking institutions as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital, Tier 1 capital or total capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. At June 30, 2022, the Bank met the required capital conservation buffer. Management believes that the Bank’s capital levels will remain characterized as “well capitalized”.

As of June 30, 2022, the most recent notification from the Office of the Comptroller of Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank is subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank's net income for the current year, plus its net income retained for the two previous years.

The Bank’s actual capital amounts and ratios as of June 30, 2022 and 2021 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total capital (to risk weighted assets)	$65,237	34.9%	$14,936	8.0%	$18,670	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,490	34.0%	8,401	4.5	12,135	6.5
Tier 1 capital (to risk weighted assets)	63,490	34.0%	11,202	6.0	14,936	8.0
Tier 1 capital (to adjusted total assets)	63,490	17.4%	14,580	4.0	18,225	5.0
June 30, 2021
Total capital (to risk weighted assets)	$50,350	29.7%	$13,585	8.0%	$16,981	10.0%
Common equity Tier 1 capital (to risk weighted assets)	48,628	28.6	7,641	4.5	11,038	6.5
Tier 1 capital (to risk weighted assets)	48,628	28.6	10,189	6.0	13,585	8.0
Tier 1 capital (to adjusted total assets)	48,628	14.4	13,519	4.0	16,898	5.0

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingencies

Loan commitments

The Bank is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and advance funds on lines-of-credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments.

At June 30, 2022 and 2021, the following financial instruments were outstanding whose contract amounts represent credit risk:

(Dollars in thousands)	June 30, 2022	June 30, 2021
Commitments to grant loans	$5,551	$1,460
Unadvanced funds on construction loans	460	-
Unadvanced funds on equity lines of credit	4,305	4,237
Unadvanced funds on commercial and other lines of credit	1,188	1,422

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

Operating lease commitments

Pursuant to the terms of noncancelable lease agreements in effect at June 30, 2022 pertaining to premises, future minimum rent commitments for 2023 through 2027 and thereafter are as follows:

Years ending
June 30,
2023	$117,400
2024	117,400
2025	117,400
2026	117,400
2027	113,400
Thereafter	633,267

The cost of such rentals is not included above. Total rent expense for the years ended June 30, 2022 and 2021 amounted to $93,000 and $89,000, respectively.

Employment agreements

During the year ended June 30, 2022, the Bank entered into employment agreements with two executives (each for a term of three years) which provide for a specified annual compensation and certain other benefits as defined in the agreement. Commencing on the first anniversary of the effective date of the agreement and continuing on each anniversary thereafter, members of the Board of Directors may extend the agreement for an additional year.

The Bank has also entered into agreements with certain executives setting forth the terms and conditions of payment due to the executive and the rights and obligations of the parties in the event of a change in control as defined in the agreement. The agreements are subject to renewal each year by the Board of Directors.

Other contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Bank’s consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

11. Employee Benefits Plan

Employee Stock Ownership Plan

As part of the stock offering, the Bank established the Colonial Federal Savings Bank Employee Stock Ownership Plan ("ESOP") to provide eligible employees of the Bank the opportunity to own Company Stock. The ESOP is a tax-qualified retirement plan for the benefit of Bank employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal limits. The number of shares committed to be released per year is 10,226.

The ESOP funded its purchase of 255,648 shares through a loan from the Company equal to 100% of the purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank's contributions to the ESOP over the loan term of 25 years. At June 30, 2022, the principal balance on the ESOP loan was $2.6 million.

Total compensation expense recognized in connection with the ESOP for the year ended June 30, 2022 was $51,000.

Shares held by the ESOP include the following:

June 30, 2022
Shares committed to be allocated	5,112
Unallocated shares	250,536
Total	255,648

The fair value of unallocated shares was approximately $2.3 million at June 30, 2022.

Defined benefit plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“The Pentegra DB Plan”), a tax-qualified defined-benefit pension plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and is subject to the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

The risks of participating in this multi-employer plan are different from a single-employer plan in the following aspects:

a. Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

b. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c. If the Bank chooses to stop participating in its multi-employer plan, the Bank may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Pension expense under the plan for the years ended June 30, 2022 and 2021 amounted to $735,000 and $780,000, respectively.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500 amounted to $248,563,000 and $253,199,000 for the plan years ended June 30, 2021 and June 30, 2020, respectively, the latest data on file. The Bank’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. Contributions of $715,000 and $755,000 were paid by the Bank during the years ended June 30, 2022 and 2021, respectively.

The funded status (market value of plan assets divided by funding target) of the Bank’s portion of the Pentegra DB Plan as of July 1, 2022 and 2021, was 120.63% and 103.72%, respectively, per the valuation reports. Market value of plan assets reflects any contributions received applied to the 2021-2022 plan year.

401(k) plan

The Bank has a savings plan which is intended to qualify under Section 401(k) of the Internal Revenue Code. The plan provides for voluntary contributions by participating employees ranging from two percent to fifteen percent

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

of their compensation, subject to certain limitations. The Bank matches 10% of the employee’s voluntary contributions up to 3% of their compensation. Employer 401(k) plan contribution expense amounted to $33,000 and $41,000 for the years ended June 30, 2022 and 2021, respectively.

Supplemental compensation plan

The Bank has entered into a Supplemental Executive Retirement Plan (the “SERP”) with certain officers, which provides for payments upon attaining the retirement age noted in the SERP. The present value of these future payments is provided over the remaining terms of the officers’ employment and at June 30, 2022 and 2021, the accrued liability amounted to $814,000 and $748,000, respectively. SERP expense for the years ended June 30, 2022 and 2021 amounted to $66,000 and $78,000, respectively. In connection with these SERPs, the Bank purchased life insurance policies, which have a cash surrender value of $5,733,000 and $4,922,000 at June 30, 2022 and 2021, respectively.

In addition, the Bank provides death benefits for officers and directors of the Bank under the terms of Split Dollar Agreements. The Bank has purchased life insurance contracts in connection with these agreements and the cash surrender value of the policies at June 30, 2022 and 2021 amounted to $4,411,000 and $4,328,000, respectively. For the years ended June 30, 2022 and 2021, post-retirement expense related to these obligations amounted to $89,000 and $63,000, respectively.

12. Fair Value of Assets and Liabilities

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

Assets and liabilities measured at fair value on a recurring basis.

At June 30, 2022 and 2021, securities available for sale were measured at Level 2 with a fair value of $199,000 and $2,294,000, respectively. All fair value measurements are obtained from a third- party pricing service and are not adjusted by management. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no securities measured at fair value in Levels 1 and 3.

There are no liabilities measured at fair value on a recurring basis at June 30, 2022 and June 30, 2021.

Assets and liabilities measured at fair value on a non-recurring basis.

The Bank may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no assets or liabilities measured at fair value on a non-recurring basis at June 30, 2022 or 2021.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and June 30, 2021.

	June 30, 2022
(Dollars in thousands)	Carrying Value	Level 1	Fair Value Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$31,667	$31,667	$-	$-	$31,667
Securities available for sale	199	-	199	-	199
Securities held to maturity	145,239	-	133,593	-	133,593
Federal Home Loan Bank of Boston stock	191	-	-	191	191
Loans - net	172,593	-	-	161,098	161,098
Accrued interest receivable	1,265	-	-	1,265	1,265
Liabilities:
Deposits	287,075	-	-	268,039	268,039

	June 30, 2021
(Dollars in thousands)	Carrying Value	Level 1	Fair Value Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$40,678	$40,678	$-	$-	$40,678
Certificates of deposits	980	-	988	-	988
Securities available for sale	2,294	-	2,294	-	2,294
Securities held to maturity	105,114	-	107,391	-	107,391
Federal Home Loan Bank of Boston stock	453	-	-	453	453
Loans - net	174,433	-	-	177,324	177,324
Accrued interest receivable	1,146	-	-	1,146	1,146
Liabilities:
Deposits	284,674	-	-	285,955	285,955
Short-term borrowings	918	-	-	925	925
Accrued interest payable	3	-	-	3	3

13. Subsequent Events

Management has evaluated subsequent events through September 22, 2022, which is the date the financial statements were available to be issued. There were no subsequent events that required adjustment to the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Treasurer and Chief Operating Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2022, the Company’s Chief Executive Officer and Treasurer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS

The Board of Directors of the Company consists of seven members and is divided into three classes with three-year staggered terms, with approximately one-third of the directors elected each year.

The following table sets forth certain information regarding the directors of the Company.

Name(1)	Position(s)	Age(2)	Director Since(3)	Current Term Expires
Paul N. Baharian	Director	76	2000	2023
Robert Guarnieri	Director	75	1989	2023
Edward J. Keohane	Director	78	1980	2022
Stephen D. Marini	Director	76	1997	2024
Michael E. McFarland	Director, President & CEO	68	1994	2022
James M. O'Leary Jr.	Chairman of the Board	66	2014	2024
Tracy L. Wilson	Director	52	2018	2022

(1)	The mailing address for each individual is 15 Beach Street, Quincy, Massachusetts 02170.
(2)	As of June 30, 2022.
(3)	The indicated period for service as a director includes service as a director of Colonial Federal Savings Bank.

Information regarding the directors is provided below. Unless otherwise stated, each individual has held his or her current occupation for the last five years.

Paul N. Baharian has over 40 years of experience in congregate elderly housing serving as the Executive Director of 1000 Southern Artery in Quincy, Massachusetts. He retired in 2010. Mr. Baharian currently serves on the Board of Trustees of 1000 Southern Artery. He also has both commercial and residential banking experience with the South Shore National Bank prior to joining 1000 Southern Artery. Mr. Baharian has extensive experience in management, customer service and employee relations. He has been involved in many civic and community projects over the years.

Robert Guarnieri is the retired President and Chief Executive Officer of Colonial Federal Savings Bank. He has been associated with Colonial Federal Savings Bank since 1975 and had served as Controller and Treasurer before being elected as the President and Chief Executive Officer and a director in 1989. He also served as Chairman of the Board for five years. Mr. Guarnieri formerly worked at the accounting firm of KPMG. He was a certified public accountant for many years. Mr. Guarnieri has a strong banking and accounting background and an excellent track record in sales, customer assessment, risk management and team building. Over the years he has served on numerous boards in the congregate housing industry and various charitable endeavors.

Edward Keohane is the past Chairman of the Board of Colonial Federal Savings Bank. He is the retired president of Keohane Funeral Service in Quincy, Massachusetts. Mr. Keohane is associated with Keohane Funeral Service in an advisory and mentoring role. He has extensive experience in the service industry and in employee recruitment, retention and professional development. Mr. Keohane has been involved in the business community serving both nationally and locally. He is a former president and director of National Selected Morticians. He is also one of the founders of the Quincy Chamber of Commerce and served as its first president. Mr. Keohane brings a wealth of business knowledge, community and civic involvement to Colonial Federal Savings Bank.

Stephen D. Marini has over 40 years of experience as a certified public accountant and an auditor. He is a retired vice president of the firm of Gerald T. Reilly & Co. CPAs. Mr. Marini serves as Chairman of the Audit Committee. He also served on the Board of the former Braintree Savings Bank. Mr. Marini has significant experience building relationships with clients and developing employees. He had served as a director of the South Shore Chamber of Commerce for many years and has been involved in many non-profit and charitable endeavors.

Michael E. McFarland is the President and Chief Executive Officer of Colonial Federal Savings Bank. He has served in this position for nine years. His position as President and Chief Executive Officer fosters clear accountability, effective decision making, a clear and direct channel of communication from senior management to the full board of directors, and alignment on corporate strategy. Mr. McFarland has served as an elected member of both the Quincy City Council and the Quincy School Committee. He currently serves as the Vice Chairman of the Norfolk County Agricultural High School Board of Trustees in Walpole, Massachusetts. Mr. McFarland has been involved in many community and civic endeavors including past board member of both the Quincy and South Shore Chambers of Commerce. He is a member of the Quincy Retirement Board and also serves on the Quincy Affordable Housing Trust. Mr. McFarland serves on the Board of Trustees of 1000 Southern Artery in Quincy.

James O’Leary is the Chairman of the Board of Colonial Federal Savings Bank. He was elected Chairman in 2018. Mr. O’Leary is the President of Milton E. T. Lawrence Company, a group insurance provider. Mr. O’Leary has extensive experience in insurance, employee benefit plans and risk management. He brings a wealth of knowledge of local contacts, sales experience, extensive insights into customers and the local real estate market. Mr. O’Leary is a member of the BID Milton Hospital Board of Advisors. He is actively involved in a variety of civic and educational institutions.

Tracy L. Wilson is a life-long resident of Quincy, Massachusetts. Ms. Wilson is an attorney and president of the Law Offices of Tracy Wilson, P.C., with offices located in Quincy and Canton, Massachusetts. Ms. Wilson is a former Norfolk County Assistant District Attorney. Ms. Wilson brings considerable legal perspective to both policy and employment matters. She is active in the local legal community, specializing in probate/estate, guardianship, civil litigation, divorce/family law and mediation/conciliation. Ms. Wilson has raised thousands of dollars for Children’s Hospital-Boston running with the Miles for Miracles Team in the Boston Marathon. She remains active in the community, participates in various local charity and civic organizations, and is a long-time sponsor and supporter of local youth sports and the arts.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

The following sets forth information regarding our executive officers who are not directors. Age information is as of June 30, 2022. The executive officers of CFSB Bancorp and Colonial Federal Savings Bank are elected annually.

Susan Shea, age 64, has been employed at Colonial Federal Savings Bank since 1978 and is currently our Treasurer and Chief Operating Officer, positions she has held since 2013. Ms. Shea serves as a member of the Loan Committee, Asset Review Committee, Asset/Liability Committee, Compliance Committee and IT Steering Committee.

Kemal A. Denizkurt, age 56, is the Vice President of Financial Markets. He joined Colonial Federal Savings Bank in 2000 to manage interest rate risk and the investment portfolio. Mr. Denizkurt serves as Chairman of the Asset/Liability Committee and the Compliance Committee and oversees both compliance and internal audit programs for Colonial Federal Savings Bank. He is a long-serving member of the Loan Committee, conducts internal loan review, and provides oversight of the commercial real estate participation loan portfolio including credit underwriting and monitoring. Prior to joining Colonial Federal Savings Bank, Mr. Denizkurt was a national bank examiner for the Office of Thrift Supervision, conducting safety and soundness examinations for a ten-year period. Mr. Denizkurt is a long-time member of the Zoning Board of Appeals in Weymouth, Massachusetts and currently serves as Vice Chairman.

William R. Esselstyn, age 53, is Vice President of Information Systems for Colonial Federal Savings Bank, a position he has held since 1999. He also serves as the Information Security Officer and is the Assistant Secretary of the Bank. He is a member of the Compliance Committee and IT Steering Committee and is responsible for E-Banking services. Mr. Esselstyn began his employment at Colonial Federal Savings Bank in 1987. He is active in the local Quincy and Braintree communities, and currently serves on the board and as treasurer of the Wollaston Church of the Nazarene.

Mary Kuropatkin, age 53, is the Vice President of Retail Banking for Colonial Federal Savings Bank. She has served in this position and also as Colonial Federal Savings Bank’s BSA Officer since 1999. Ms. Kuropatkin began her employment with Colonial Federal in 1985. Ms. Kuropatkin serves as a member of the Asset/Liability Committee, Compliance Committee and IT Steering Committee.

Angela M. Blanchard, age 55, is the Vice President-Retail Lending and CRA Officer of Colonial Federal Savings Bank, positions she has held since 2012. She joined Colonial Federal in 1996. Ms. Blanchard serves a as member of the Loan Committee, the Asset Review Committee, the Asset/Liability Committee and the Compliance Committee. Prior to joining Colonial Federal Savings Bank, Ms. Blanchard was an Assistant Vice President – Asset Manager/Commercial Loan Workout Officer for Shawmut Bank N.A.

DELINQUENT SECTION 16(A) REPORTS

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports required to be filed during the year ended June 20, 2022, we believe that no executive officer, director or 10% beneficial owner of shares of Company common stock failed to file an ownership report on a timely basis, except for one late report by Mr. Baharian with regard to the purchase of shares of Company common stock.

CODE OF ETHICS FOR SENIOR OFFICERS

We have adopted a Code of Ethics for Senior Officers, which includes our principal executive officer and principal financial officer. The Code of Ethics for Senior Officers addresses conflicts of interest, the treatment of confidential information, and compliance with applicable laws, rules and regulations. In addition, it is designed to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. The Code of Ethics for Senior Officers is available in the Corporate Governance portion of the Investor Relations section of Colonial Federal Savings Bank’s website, www.colonialfed.com. Any amendments to and waivers from the Code of Ethics for Senior Officers will be disclosed in the Investor Relations section of Colonial Federal Savings Bank’s website.

AUDIT COMMITTEE

The Audit Committee consists of Messrs. Baharian, Guarnieri, Keohane, Marini, O’Leary and Ms. Wilson. In addition to meeting the independence requirements of the NASDAQ Stock Market, each member of the Audit Committee meets the audit committee independence requirements of the Securities and Exchange Commission. The Board of Directors believes that Mr. Marini qualifies as an “audit committee financial expert” as such term is defined by the rules and regulations of the Securities and Exchange Commission.

Item 11. Executive Compensation.

Directors’ Compensation

The following table sets forth for the year ended June 30, 2022 certain information as to the total remuneration paid to directors other than Mr. McFarland, who receives no compensation for being a director.

	Year Ended June 30, 2022
	Fees earned or	All other
Name	paid in cash	compensation(1)	Total
Paul N. Baharian	$29,200	$1,401	$30,601
Robert Guarnieri	29,200	6,027	35,227
Edward J. Keohane	29,200	2,873	32,073
Stephen D. Marini	29,200	1,663	30,863
James M. O'Leary Jr.	29,200	261	29,461
Tracy L. Wilson	29,200	25	29,225

(1) Represents imputed income on bank-owned life insurance and a cash reimbursement to offset taxes due to the imputed income.

Director Fees

Directors of Colonial Federal Savings Bank receive a fee of $2,000 per board meeting and $600 per Audit Committee meeting.

Split Dollar Life Insurance Agreements

Colonial Federal Savings Bank maintains Amended and Restated Colonial Federal Savings Bank Split Dollar Agreements, with each of the directors. Colonial Federal Savings Bank purchased life insurance policies on the life of each director in an amount sufficient to provide for the benefits under the plan. The director has the right to designate the beneficiary who will receive his or her share of the proceeds payable upon his or her death. The policies are owned by the Bank, which paid the premium due on the policies. In accordance with their agreements, upon the death of a covered director, the proceeds of the policy are divided between the executive’s beneficiary, who is entitled to the “director’s interest” and Colonial Federal Savings Bank, which is entitled to the remainder of the death benefit. The director interest is initially $50,000 and increases at the beginning of each plan year by $10,000 up to a maximum of $250,000; provided, however, that the director’s interest shall not increase after the director’s termination from service on the board of directors. The agreement may only be amended or terminated by written agreement signed by Colonial Federal Savings Bank and the director. In addition, the Bank will impute the economic benefit to the director on an annual basis and will pay the director annually the amount necessary to pay the federal and state taxes attributable to the imputed income.

Group Term Replacement Plan

As the former President and Chief Executive Officer of Colonial Federal Savings Bank, Mr. Guarnieri participates in the Group Term Replacement Plan (described below). Under the Group Term Replacement Plan, his interest in the death benefit equals the benefit set forth on his individual split dollar endorsement. Colonial Federal Savings Bank owns the bank-owned life insurance policies purchased to fund the death benefits and has the right to receive all death benefits under the policies after the satisfaction of the participant’s interest. Under the Group Term Replacement Plan, the death benefit for Mr. Guarnieri equals $688,500.

Executive Compensation

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our President and Chief Executive Officer and our two other most highly compensated executive officers for the years ended June 30, 2022 and 2021. Each individual listed in the table below is referred to as a “Named Executive Officer.”

Name and Principal Position	Year	Salary	Bonus	All other compensation(1)	Total
Michael E. McFarland	2022	$308,403	$33,000	$17,595	$358,999
President and Chief Executive Officer	2021	281,195	30,000	38,302	349,497

Susan J. Shea	2022	206,550	78,000	5,104	$289,654
Treasurer and Chief Operating Officer	2021	202,512	26,250	6,498	235,260

Kemal A. Denizkurt	2022	172,987	32,000	3,330	$208,317
Vice President of Financial Markets	2021	170,879	22,500	3,979	197,358

(1) The compensation represented by the amounts for 2022 set forth in the “All Other Compensation” column for the named executive officers is detailed in the following table:

	401(k) Plan Matching Contributions	Automobile Allowance	Life Insurance Premiums	BOLI Income(1)	Total All Other Compensation
Michael E. McFarland	$4,187	$7,242	$641	$5,526	$17,595
Susan J. Shea	3,952	-	92	1,060	5,104
Kemal A. Denizkurt	2,723	-	92	516	3,330

(1) Represents imputed income on bank-owned life insurance and a cash reimbursement to offset taxes due on the imputed income.

Agreements and Benefit Plans

Employment Agreements. Colonial Federal Savings Bank has entered into amended and restated employment agreements with Mr. McFarland and Ms. Shea. The employment agreements have terms of three years. As of each July 1, the board of directors may extend the terms of the agreements for one additional year, so that the remaining terms are three years, unless the executive gives notice to Colonial Federal Savings Bank of non-renewal. In connection with determining whether to renew the terms of the employment agreements, the disinterested members of the board of directors of Colonial Federal Savings Bank will conduct a comprehensive evaluation and review of each executive’s performance. Notwithstanding the foregoing, if CFSB Bancorp or Colonial Federal Savings Bank enters into an agreement to effect a transaction that would constitute a change in control, as defined under the employment agreements, the term of the agreements would automatically extend so that they would expire no less than two years following the effective date of the change in control.

The employment agreements specify the base salaries of Mr. McFarland and Ms. Shea, which currently are $312,010 and $235,000, respectively. The board of directors of Colonial Federal Savings Bank will review the executives’ salaries each year to determine whether any adjustment is necessary. In addition to base salary, the agreements provide that the executives will participate in any bonus plan or arrangement of Colonial Federal Savings Bank in which senior management is eligible to participate. The executives are also entitled to participate in all employee benefit plans, arrangements and perquisites offered to employees and officers of Colonial Federal Savings Bank and to the reimbursement of reasonable business expenses incurred in the performance of his or her duties with Colonial Federal Savings Bank.

Colonial Federal Savings Bank may terminate the executives’ employment, or the executives may resign from their employment, at any time with or without “good reason.” Under the employment agreements, if Colonial Federal Savings Bank terminates the executive’s employment without “cause” or the executive voluntary resigns for “good reason” (i.e., a “qualifying termination event”), Colonial Federal Savings Bank will pay the executive a lump sum severance payment equal to the base salary he or she would have received during the remaining term of the employment agreement. In addition, the executive will continue to participate in benefit plans that provide medical, dental and life insurance for the remaining term of the employment agreement based on the same terms and conditions provided to senior officers. If Colonial Federal Savings Bank cannot provide those benefits, it will either provide the coverage under a comparable individual policy or make a cash equivalent payment to the executive.

A “good reason” condition under the employment agreements means a material reduction in the executive’s responsibilities or authority, an assignment of duties of a non-executive nature or duties for which the executive is not reasonably equipped by skills and experience, the failure to nominate the executive to the board of directors (in the case of Mr. McFarland), a reduction in salary or benefits, termination of incentive and benefit plans, programs or arrangements, or a reduction of the executive’s participation in those plans, programs or arrangements that is not applicable to other similarly situated participants, a relocation of the executive’s principal place of employment of more than 35 miles from its location at the effective date of the employment agreement, and a liquidation or dissolution of the Colonial Federal Savings Bank.

If a qualifying termination event occurs at or within two years following a change in control of CFSB Bancorp or Colonial Federal Savings Bank, the executive would be entitled to (in lieu of the payments and benefits described in the previous paragraph) a severance payment equal to three times the average of the amount reported in Box 5 of the executive’s Form W-2 plus (1) the executive’s share of non-taxable premiums paid for medical and dental insurance and (2) deductions taken from the executive’s compensation to fund the executive’s flexible spending account, for the five calendar years preceding the year of the executive’s termination of employment or preceding the year in which the change in control occurs, whichever is higher. In addition, the executive will continue to participate in benefit plans that provide medical, dental and life insurance until the earlier of (1) the executive’s death, (2) the executive’s employment by another employer or (3) 36 months after the executive’s termination of employment. If Colonial Federal Savings Bank or its successor cannot provide those benefits, it will either provide the coverage under a comparable individual policy or make a cash equivalent payment to the executive.

Each employment agreement terminates upon the executive’s death, retirement or disability. Upon termination of employment (other than a termination in connection with a change in control), the executive will be required to adhere to one-year non-competition and non-solicitation restrictions set forth in his or her employment agreement.

Change in Control Agreement. Colonial Federal Savings Bank has entered into a change in control agreement with Mr. Denizkurt. As of each January 1, the board of directors may extend the term of the agreement for one additional year, so that the remaining term is again two years, unless the executive gives notice to Colonial Federal Savings Bank of non-renewal. Notwithstanding the foregoing, if CFSB Bancorp or Colonial Federal Savings Bank enters into an agreement to effect a transaction that would constitute a change in control, as defined under the change in control agreement, the term of the agreement would automatically extend so that it would expire no less than two years following the effective date of the change in control.

Upon termination of the executive’s employment by Colonial Federal Savings Bank or its successor without “cause” or by the executive with “good reason” on or within two years after the effective date of a change in control of Colonial Federal Savings Bank or CFSB Bancorp, the executive would be entitled to a severance payment equal to two times the average of the amount reported in Box 5 of the executive’s Form W-2 plus (1) the executive’s share of non-taxable premiums paid for medical and dental insurance and (2) deductions taken from the executive’s compensation to fund the executive’s flexible spending account, for the five calendar years preceding the year of the executive’s termination of employment or preceding the year in which the change in control occurs, whichever is higher. In addition, the executive will continue to participate in benefit plans that provide medical and life insurance for 24 months. If Colonial Federal Savings Bank or its successor cannot provide those benefits, it will either provide the coverage under a comparable individual policy or make a cash equivalent payment to the executive.

A “good reason” condition under the change in control agreement means a material reduction in base salary, a material reduction in authority, duties or responsibilities associated with the executive’s position with Colonial Federal Savings Bank, a relocation of the executive’s principal place of employment of more than 35 miles from its location as of the date of the agreement, an action by the bank that adversely effects the executive’s overall compensation and benefits (unless the changes are made to substantially all employees) and the failure of a successor to assume Colonial Federal Savings Bank’s obligation under the change in control agreement.

Deferred Compensation Plan. Colonial Federal Savings Bank is a party to a Deferred Compensation Plan with each of the named executive officers (collectively, the “Deferred Compensation Plan”). Under the Deferred Compensation Plan, the annual normal retirement benefit (i.e., the benefit paid if the executive separates from service after attaining age 65) equals $25,000. The annual benefit is paid in monthly installments over ten years unless the executive has previously elected to receive the benefit in an actuarial equivalent single lump sum.

If the executive separates from service before his or her normal retirement date, but after attaining age 62 and completing at least ten years of service with Colonial Federal Savings Bank, the executive will receive his or her vested retirement benefit. An executive is 0% vested in his or benefit prior to attaining age 62, 91% vested at age 62, 94% vested at age 63, 97% at age 64 and 100% vested at age 65. The executive becomes 100% vested in his or her retirement benefit under the Deferred Compensation Plan if he or she is involuntarily separated from service within 24 months following a change in control of CFSB Bancorp or Colonial Federal Savings Bank and is entitled to the change in control benefit regardless of his or her age and years of service.

If the executive dies while in active service, Colonial Federal Savings Bank will pay the executive’s beneficiary an annual death benefit of $50,000 for ten years, commencing on the first day of the month following the executive’s death. If the executive dies while receiving benefits under the Deferred Compensation Plan, his or her beneficiary will continue to receive the annual benefits in the same amount and at the same time the executive would have received the remaining benefits.

The Deferred Compensation Plan contains certain provisions that allow for elections by the covered individual with respect to the form of payment and regarding the change in form or timing of distributions, so long as those elections or changes are made in compliance with Section 409A of the Internal Revenue Code. In addition, the Deferred Compensation Plan contains a provision that limits the individual’s ability to compete with Colonial Federal Savings Bank for one year following his or her termination of employment; however, this provision does not apply to Mr. McFarland and Ms. Shea under the Deferred Compensation Plan since they have similar restrictions that would apply under their employment agreements.

Group Term Replacement Plan. Ms. Shea and Mr. Denizkurt each participate in the Colonial Federal Savings Bank Group Term Replacement Plan (the “Group Term Replacement Plan”). Under the Group Term Replacement Plan, the participant’s interest in the death benefit equals the benefit set forth on the participant’s individual split dollar endorsement. Colonial Federal Savings Bank owns the bank-owned life insurance policies purchased to fund the death benefits under the Group Term Replacement Plan and has the right to receive all death benefits under the policies after the satisfaction of the participant’s interest. Under the Group Term Replacement Plan, the death benefit for Ms. Shea and Mr. Denizkurt equals the lesser of (a) two times the participant’s base salary (determined as of the earliest of (1) death, (2) disability or (3) the normal retirement date, which occurs on the participant’s termination of employment after attaining age 65) or (b) $462,191 (in the case of Ms. Shea) and $587,784 (in the case of Mr. Denizkurt).

Retirement Death Benefit Only Plan. Colonial Federal Savings Bank and Mr. McFarland are parties to a Retirement Death Benefit Only Plan (the “DBO Plan”). Under the DBO Plan, if Mr. McFarland dies while employed by Colonial Federal Savings Bank or dies after terminating employment with the bank on or after attaining age 67 (other than as a result of a termination for cause), Colonial Federal Savings Bank will pay his beneficiary a death benefit equal to four times his base salary in effect on the earlier of (1) his date of termination of employment or (2) the date of his death. The death benefit is paid in a lump sum within 90 days following Mr. McFarland’s date of death and is offset by any benefit paid pursuant to a split-dollar life insurance agreement and/or a group-term replacement plan sponsored by Colonial Federal Savings Bank in which he participates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership

The following table provides information as of August 31, 2022 about the beneficial owners known to CFSB Bancorp that own more than 5% of our outstanding common stock and the shares of common stock beneficially owned by each nominee for director, by each director, by each named executive officer and by all directors and executive officers as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the shares shown and none of the named individuals has pledged his or her shares.

	Number of Shares Owned	Percent of Common Stock Outstanding(1)
15 Beach, MHC	3,586,903	55.0%
15 Beach Street
Quincy, MA 02170

Directors:
Paul N. Baharian	17,000	*
Robert Guarnieri	12,500(2)	*
Edward J. Keohane	15,000(3)	*
James M. O'Leary Jr.	15,000(4)	*
Stephen D. Marini	15,000(3)	*
Michael E. McFarland	15,882(3)	*
Tracy L. Wilson	5,200(5)	*

Named Executive Officers Who Are Not Directors:
Kemal A. Denizkurt	10,000	*
Susan Shea	15,000(6)	*

All directors and executive officers as a group (9 persons)	151,132	2.3%

* Less than 1%
(1) Based on 6,521,642 shares outstanding as of August 31, 2022.
(2) Includes 2,500 shares held by his spouse.
(3) Includes 5,000 shares held by his spouse's trust.
(4) Includes 5,000 shares held by his spouse.
(5) Includes 100 shares held by her spouse for benefit of a child.
(6) Includes 2,500 shares held by her spouse and her child.

EQUITY COMPENSATION PLAN INFORMATION

The Company does not currently maintain any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

DIRECTOR INDEPENDENCE

The Board of Directors currently consists of seven members. Because 15 Beach, MHC owns a majority of our outstanding common stock, we are a “controlled company” within the meaning of The NASDAQ corporate governance guidelines. As a “controlled company,” we are exempt from certain requirements, including that a majority of our Board of Directors be independent under those standards, and that executive compensation and director nominations be overseen by independent directors. However, at the present time, all of our directors are considered independent under the listing standards of the NASDAQ Stock Market, except for Michael E. McFarland, who serves as President and Chief Executive Officer of CFSB Bancorp and Colonial Federal Savings Bank. There were no transactions that the Board of Directors needed to review that are not required to be reported under “Transactions With Related Persons” that would bear in the determination of the independence of the directors.

TRANSACTIONS WITH RELATED PERSONS

The federal securities laws generally prohibit publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Colonial Federal Savings Bank, to their executive officers and directors in compliance with federal banking regulations. Federal regulations permit executive officers and directors to receive the same terms that are widely available to other employees as long as the director or executive officer is not given preferential treatment compared to the other participating employees. At June 30, 2022, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to CFSB Bancorp or Colonial Federal Savings Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original repayment terms at June 30, 2022 and were made in compliance with federal banking regulations.

Neither CFSB Bancorp, Inc. nor Colonial Federal Savings Bank entered into any transactions in the fiscal year ended June 30, 2022 in which the amount involved exceeded $120,000 and in which any related persons had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

The following table sets forth the fees that Wolf & Company, P.C. billed to the Company and the Bank for the years ended June 30, 2022 and 2021, respectively.

	2022	2021
Audit fees(1)	$156,400	$90,900
Audit-related fees(2)	-	227,025
Tax fees(3)	20,000	19,025
All other fees(4)	30,250	35,500

(1) Fees related to the audits of CFSB Bancorp, Inc's consolidated financial statements and review of the financial statements included in the Company's Quarterly Reports on Form 10-Q
(2) Fees related to the reorganization and offering
(3) Fees related to tax return preparation and tax-related compliance services
(4) Fees related to Information Technology assurance and BSA validation services

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. This approval process ensures that the firm does not provide any non-audit services to us prohibited by law or regulation.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

Our consolidated financial statements are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

(2) Financial Statement Schedules:

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein

(3) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed below.

Exhibit Number	Description	Form	File No.	Exhibit	Exhibit Filing Date	Furnished Herewith

3.1	Charter of CFSB Bancorp, Inc.	S-1	333-259406	3.1	September 9, 2021
3.2	Bylaws of CFSB Bancorp, Inc.	S-1	333-259406	3.2	October 26, 2021
4.0	Form of Common Stock Certificate of CFSB Bancorp, Inc.	S-1	333-259406	4	September 9, 2021
10.1	Amended and Restated Employment Agreement between Colonial Federal Savings Bank and Michael E. McFarland	S-1	333-259406	10.1	September 9, 2021
10.2	Amended and Restated Employment Agreement between Colonial Federal Savings Bank and Susan J. Shea	S-1	333-259406	10.2	September 9, 2021
10.3	Change in Control Agreement between Colonial Federal Savings Bank and Kemal A. Denizkurt	S-1	333-259406	10.3	September 9, 2021
10.4	Amended and Restated Deferred Compensation Plan between Colonial Federal Savings Bank and Michael E. McFarland	S-1	333-259406	10.4	September 9, 2021
10.5	Amended and Restated Deferred Compensation Plan between Colonial Federal Savings Bank and Susan J. Shea	S-1	333-259406	10.5	September 9, 2021
10.6	Amended and Restated Deferred Compensation Plan between Colonial Federal Savings Bank and Kemal A. Denizkurt	S-1	333-259406	10.5	September 9, 2021
10.7	Form of Amended and Restated Colonial Federal Savings Bank Group Term Replacement Plan	S-1	333-259406	10.7	September 9, 2021
10.8	Retirement Death Benefit Only Plan between Colonial Federal Savings Bank and Michael E. McFarland	S-1	333-259406	10.8	September 9, 2021
10.9	Amended and Restated Split Dollar Agreement between Colonial Federal Savings Bank and Michael E. McFarland	S-1	333-259406	10.9	September 9, 2021
10.10	Amended and Restated Split Dollar Agreement between Colonial Federal Savings Bank and Paul Baharian	S-1	333-259406	10.1	September 9, 2021
10.11	Amended and Restated Split Dollar Agreement between Colonial Federal Savings Bank and Edward Keohane	S-1	333-259406	10.11	September 9, 2021
10.12	Amended and Restated Split Dollar Agreement between Colonial Federal Savings Bank and Stephen Marini	S-1	333-259406	10.12	September 9, 2021

10.13	Amended and Restated Split Dollar Agreement between Colonial Federal Savings Bank and James M. O’Leary, Jr.	S-1	333-259406	10.13	September 9, 2021
21.1	Subsidiaries of CFSB Bancorp, Inc.					X
23.1	Consent of Wolf & Company, P.C.					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL)					X

16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFSB BANCORP, INC.

Date: September 22, 2022	By:	/s/ Michael E. McFarland
Michael E. McFarland
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael E McFarland	President, Chief Executive Officer and Director	September 22, 2022
Michael E McFarland	(Principal Executive Officer)

/s/ Susan Shea	Treasurer and Chief Operating Officer	September 22, 2022
Susan Shea	(Principal Financial and Accounting Officer)

/s/ James M. O'Leary, Jr.	Chairman of the Board	September 22, 2022
James M. O'Leary, Jr.

/s/ Paul N. Baharian	Director	September 22, 2022
Paul N. Baharian

/s/ Robert Guarnieri	Director	September 22, 2022
Robert Guarnieri

/s/ Edward J. Keohane	Director	September 22, 2022
Edward J. Keohane

/s/ Stephen D. Marini	Director	September 22, 2022
Stephen D. Marini

/s/ Tracy L. Wilson	Director	September 22, 2022
Tracy L. Wilson