Form 10-Q
period 2022-09-30
CFSB Bancorp, Inc. /MA/
filed 2022-11-09
CIK 1879103

☐☐

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 6,521,642 shares of common stock, $0.01 par value per share, outstanding.

Item 1. Financial Statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2022 (Unaudited)	June 30, 2022
Assets
Cash and due from banks	$1,481	$1,609
Short-term investments	14,260	30,058
Total cash and cash equivalents	15,741	31,667
Securities available for sale, at fair value	183	199
Securities held to maturity, at amortized cost, fair value of $133,775 at September 30, 2022 and $133,593 at June 30, 2022	152,141	145,239
Federal Home Loan Bank stock, at cost	191	191
Loans, net of allowance for loan losses of $1,747 at September 30, 2022 and $1,747 at June 30, 2022	175,245	172,593
Premises and equipment, net	3,310	3,334
Accrued interest receivable	1,306	1,265
Bank-owned life insurance	10,208	10,144
Deferred tax asset	1,139	1,079
Operating lease right of use asset	1,021	-
Other assets	457	472
Total assets	$360,942	$366,183
Liabilities and Stockholders' Equity
Deposits
Non-interest bearing	$34,148	$31,168
Interest-bearing	245,904	255,907
Total deposits	280,052	287,075
Mortgagors' escrow accounts	1,618	1,555
Operating lease liability	1,023	-
Accrued expenses and other liabilities	3,332	3,303
Total liabilities	286,025	291,933
Stockholders' Equity
Preferred Stock, $.01 par value, 10,000,000 shares authorized as of September 30, 2022 and June 30, 2022, none issued and
outstanding as of September 30, 2022 and June 30, 2022	-	-
Common Stock, $.01 par value, 90,000,000 shares authorized as of September 30, 2022 and June 30, 2022, 6,521,642 issued
and outstanding as of September 30, 2022 and June 30, 2022	65	65
Additional paid-in capital	27,718	27,720
Retained earnings	49,615	48,970
Accumulated other comprehensive income (loss)	(1)	-
Unearned compensation - ESOP	(2,480)	(2,505)
Total stockholders' equity	74,917	74,250
Total liabilities and stockholders' equity	$360,942	$366,183

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Net Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2022	2021
Interest and dividend income:
Interest and fees on loans	$1,619	$1,654
Interest and dividends on debt securities:
Taxable	751	467
Tax exempt	108	123
Interest on short-term investments and certificates of deposit	127	17
Total interest and dividend income	2,605	2,261
Interest expense:
Deposits	242	274
Short-term borrowings	-	4
Total interest expense	242	278
Net interest income	2,363	1,983
Provision for loan losses	-	15
Net interest income, after provision for loan losses	2,363	1,968
Non-interest income:
Customer service fees	37	30
Income on bank-owned life insurance	64	60
Gain on sale of securities available for sale	-	48
Other income	99	104
Total non-interest income	200	242
Non-interest expense:
Salaries and employee benefits	1,018	967
Occupancy and equipment	243	210
Advertising	39	41
Data processing	94	80
Deposit insurance	21	22
Other general and administrative	333	318
Total non-interest expense	1,748	1,638
Income before income taxes	815	572
Provision for income taxes	170	100
Net income	$645	$472
Earnings per share:
Basic and diluted	$0.10	N/A
Weighted average shares:
Basic and diluted	6,271,977	N/A

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended September 30,
	2022	2021
Net income	$645	$472
Other comprehensive income:
Change in unrealized holding (losses) gains	(1)	34
Reclassification adjustment for net realized gains	-	(48)
Net change in unrealized losses	(1)	(14)
Tax effect	-	4
Net-of-tax amount	(1)	(10)
Comprehensive income	$644	$462

The tax effect related to the net realized gain on sale of security available for sale was $14,000 for the three months ended September 30, 2021. There were no sales of securities for the three months ended September 30, 2022.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity and Retained Earnings (Unaudited)

(Dollars in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP	Total
Balance at June 30, 2022	6,521,642	$65	$27,720	$48,970	$-	$(2,505)	$74,250
Comprehensive income (loss)	-	-	-	645	(1)	-	644
ESOP shares committed to be released - 7,668	-	-	(2)	-	-	25	23
Balance at September 30, 2022	6,521,642	$65	$27,718	$49,615	$(1)	$(2,480)	$74,917

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total
Balance at June 30, 2021	$48,628	$17	$48,645
Comprehensive income (loss)	472	(10)	462
Balance at September 30, 2021	$49,100	$7	$49,107

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$645	$472
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	15
Gain on sales of securities available for sale, net	-	(48)
Amortization of securities, net	116	134
Increase in cash surrender value of bank-owned life insurance	(64)	(60)
Depreciation and amortization, net	64	65
Deferred income tax expense	(60)	(69)
ESOP expense	23	-
Net change in:
Accrued interest receivable	(41)	66
Other, net	47	(168)
Net cash provided by operating activities	730	407
Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	14	23
Sales	-	2,031
Activity in securities held to maturity:
Maturities, prepayments and calls	2,700	5,061
Purchases	(9,718)	(10,259)
Loan originations and payments, net	(2,652)	3,306
Additions to premises and equipment	(40)	(6)
Purchase of bank-owned life insurance	-	(635)
Net cash used in investing activities	(9,696)	(479)
Cash flows from financing activities:
Net decrease in deposits	(7,023)	(2,452)
Net decrease in short-term borrowings	-	(459)
Net increase in mortgagors' escrow accounts	63	12
Net cash used in financing activities	(6,960)	(2,899)
Net change in cash and cash equivalents	(15,926)	(2,971)
Cash and cash equivalents at beginning of year	31,667	40,678
Cash and cash equivalents at end of year	$15,741	$37,707
Supplemental information:
Interest paid on deposits and short-term borrowings	$242	$278
Income taxes paid	$435	$83

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

The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and the Federal Deposit Insurance Corporation (the “FDIC”). Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation are reflected in these unaudited consolidated financial statements, and all adjustments made are of a normal recurring nature. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 2022.

Business

The Bank conducts operations from its three full-service banking offices and one limited-service banking office located in Quincy, Holbrook and Weymouth, Massachusetts, all within Norfolk County. The Bank considers its primary lending market area to be Norfolk and Plymouth Counties; however, the Bank occasionally makes loans secured by properties located outside of its primary lending market. The Bank's business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans and, to a lesser extent, multi-family real estate loans, commercial real estate loans, second mortgage loans and home equity lines of credit, and consumer loans. Subject to market conditions, the Bank will continue its focus on growing its balance sheet and improving profitability by continuing to originate one- to four-family residential mortgage loans and increasing the origination of multi-family and commercial real estate loans.

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

Employee Stock Ownership Plan (the "ESOP")

The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders' equity. The Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants' accounts under the plan.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Earnings Per Share

The following table presents the factors used in the earnings per share calculation:

Three Months Ended
Basic and diluted	September 30, 2022

Net income	$645
Weighted average number of common shares outstanding	6,521,642
Less: Average unallocated ESOP shares	(249,665)
Weighted average number of common shares outstanding, net	6,271,977
Basic and diluted earnings per common share	$0.10

Use of estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the unaudited consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the allowance for loan losses and deferred income taxes.

Management believes that the allowance for loan losses was adequate as of September 30, 2022 and June 30, 2022. While management uses current information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions or other factors. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews the bank's allowance for loan losses, and as a result of such reviews, management may have to adjust the allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is management's responsibility and any increase or decrease in the allowance is the responsibility of management.

Management believes that the deferred tax provision was adequate as of September 30, 2022 and June 30, 2022. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” management uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require management to make projections of future taxable income. The judgments and estimates management makes in determining the deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require management to record a valuation allowance against the deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the federal and state portion of its deferred tax asset.

Reclassification

Certain amounts in the 2021 unaudited consolidated financial statements have been reclassified to conform to the 2022 presentation.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Recent accounting pronouncements

On June 16, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This ASU, as amended, is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Management is currently evaluating the impact of adopting this ASU to the unaudited consolidated financial statements, which may be material.

2.
RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Effective March 26, 2020, the Board of Governors of the Federal Reserve reduced reserve requirement ratios to zero percent and therefore no reserve balance was required at September 30, 2022 or June 30, 2022.

3.
SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	September 30, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$173	$-	$(1)	$172
Collateralized mortgage obligations	11	-	-	11
Total securities available for sale	$184	$-	$(1)	$183
Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$994	$-	$(29)	$965
Mortgage-backed securities	51,097	1	(4,219)	46,879
Collateralized mortgage obligations	5	-	-	5
Municipal bonds	46,489	1	(7,359)	39,131
Corporate bonds	53,556	-	(6,761)	46,795
Total securities held to maturity	$152,141	$2	$(18,368)	$133,775

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

	June 30, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$186	$-	$-	$186
Collateralized mortgage obligations	13	-	-	13
Total securities available for sale	$199	$-	$-	$199
Securities held to maturity:
Government-sponsored enterprises:
Mortgage-backed securities	$47,741	$26	$(1,895)	$45,872
Collateralized mortgage obligations	7	-	-	7
Municipal bonds	45,776	23	(5,172)	40,627
Corporate bonds	51,715	20	(4,648)	47,087
Total securities held to maturity	$145,239	$69	$(11,715)	$133,593

Securities with an amortized cost of $14,674,000 and a fair value of $12,113,000 at September 30, 2022 were pledged to secure a credit line with the Federal Reserve Bank. See Note 7.

The amortized cost and fair value of debt securities, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022
	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$-	$-	$5,514	$5,478
Over 1 year through 5 years	-	-	28,424	26,942
Over 5 years through 10 years	-	-	40,991	34,960
Over 10 years	-	-	26,110	19,511
	-	-	101,039	86,891
Mortgage-backed securities	173	172	51,097	46,879
Collateralized mortgage obligations	11	11	5	5
	$184	$183	$152,141	$133,775

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Information pertaining to securities with gross unrealized losses at September 30, 2022 or June 30, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
September 30, 2022
Securities available for sale:
Mortgage-backed securities	$1	$137	$-	$-
Total temporarily impaired securities available for sale	$1	$137	$-	$-

Securities held to maturity:
Mortgage-backed securities	$3,413	$41,971	$806	$4,756
Debt obligations	29	965	-	-
Municipal bonds	3,367	26,960	3,992	10,765
Corporate bonds	4,564	38,044	2,197	8,750
Total temporarily impaired securities held to maturity	$11,373	$107,940	$6,995	$24,271

	Less Than Twelve Months		Over Twelve Months
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
June 30, 2022
Securities held to maturity:
Mortgage-backed securities	$1,712	$39,843	$183	$1,855
Municipal bonds	3,520	25,976	1,652	6,394
Corporate bonds	3,679	37,015	969	5,682
Total temporarily impaired securities held to maturity	$8,911	$102,834	$2,804	$13,931

At September 30, 2022, 292 debt securities had unrealized losses with aggregate depreciation of 12.19% from the Bank’s amortized cost basis. These unrealized losses are the result of changes in the interest rate environment and there have been no downgrades in the investment quality of these securities. The contractual terms of these securities do not permit the entities to settle the security at a price less than par value. Because the Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell the securities before recovery of their amortized cost basis, which may be maturity, it does not consider these securities to be other-than-temporarily impaired at September 30, 2022.

Proceeds from the sale of securities available for sale was $2,031,000 for the three months ended September 30, 2021. There were no sales of securities during the three months ended September 30, 2022.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

4.
LOANS

A summary of the balances of loans follows:

(In thousands)	September 30, 2022	June 30, 2022
Mortgage loans on real estate:
Residential:
1-4 family	$143,417	$141,073
Multifamily	13,055	14,310
Second mortgages and home equity lines of credit	2,514	1,970
Construction	415	375
Commercial	15,639	14,761
Total mortgage loans on real estate	175,040	172,489
Consumer loans:
Consumer	71	84
Home improvement	2,231	2,116
Total other loans	2,302	2,200
Total loans	177,342	174,689
Less: Allowance for loan losses	(1,747)	(1,747)
Net deferred loan fees	(350)	(349)
Loans, net	$175,245	$172,593

Residential loans are subject to a blanket lien securing FHLB advances. See Note 7.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Activity in the allowance for loan losses and allocation of the allowance to loan segments follows:

(In thousands)	Residential Real Estate	Residential Real Estate Construction	Commercial Real Estate	Consumer	Unallocated	Total

Balance at June 30, 2022	$1,223	$3	$252	$61	$208	$1,747
Provision (credit) for loan losses	(10)	1	14	4	(9)	-
Loans charged-off	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Balance at September 30, 2022	$1,213	$4	$266	$65	$199	$1,747

Balance at June 30, 2021	$1,262	$-	$279	$58	$123	$1,722
Provision (credit) for loan losses	(37)	-	(4)	1	55	15
Loans charged-off	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Balance at September 30, 2021	$1,225	$-	$275	$59	$178	$1,737

September 30, 2022
Allowance for impaired loans	$-	$-	$-	$-	$-	$-
Allowance for non-impaired loans	1,213	4	266	65	199	1,747
Total allowance for loan losses	$1,213	$4	$266	$65	$199	$1,747
Impaired loans	$-	$-	$-	$-	$-	$-
Non-impaired loans	158,986	415	15,639	2,302	-	177,342
Total loans	$158,986	$415	$15,639	$2,302	$-	$177,342
June 30, 2022
Allowance for impaired loans	$-	$-	$-	$-	$-	$-
Allowance for non-impaired loans	1,223	3	252	61	208	1,747
Total allowance for loan losses	$1,223	$3	$252	$61	$208	$1,747
Impaired loans	$-	-	$-	$-	$-	$-
Non-impaired loans	157,353	375	14,761	2,200	-	174,689
Total loans	$157,353	$375	$14,761	$2,200	$-	$174,689

At September 30, 2022 there was one consumer loan for $4,700, secured by a passbook savings account, that was 60 days past due. At June 30, 2022, there were no past due loans. At September 30, 2022 and June 30, 2022, there were no loans on non-accrual or loans past due 90 days or more and still accruing.

There were no impaired loans at September 30, 2022 or June 30, 2022.

During the three months ended September 30, 2022 and 2021, there were no troubled debt restructurings or troubled debt restructurings that defaulted in the first twelve months after restructuring. Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings. Any reserve required is recorded through the provision for loan losses.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Credit Quality Information

The Bank utilizes an internal loan rating system for residential real estate, commercial real estate and construction loans as follows:

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

The following table presents information on the Bank’s loans by risk ratings:

	September 30, 2022		June 30, 2022
(In thousands)	Residential Real Estate	Commercial Real Estate	Residential Real Estate	Commercial Real Estate
Pass	$156,716	$15,639	$157,728	$14,761
Special mention	2,685	-	-	-
	$159,401	$15,639	$157,728	$14,761

At September 30, 2022 residential real estate included $415,000 of pass rated residential construction loans. At September 30, 2022 and June 30, 2022, there were no loans rated substandard, doubtful or loss.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

5.
PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

(In thousands)	September 30, 2022	June 30, 2022
Land	$1,553	$1,553
Bank buildings	1,066	1,066
Building improvements	926	926
Furniture, fixtures and equipment	1,248	1,225
Leasehold improvements	167	167
	4,960	4,937
Less accumulated depreciation and amortization	(1,650)	(1,603)
	$3,310	$3,334

Depreciation and amortization expense for the three months ended September 30, 2022 and 2021 amounted to $64,000 and $65,000, respectively.

6.
DEPOSITS

A summary of deposit balances, by type, is as follows:

(In thousands)	September 30, 2022	June 30, 2022
NOW and demand	$66,939	$64,163
Regular and other	74,703	75,774
Money market deposits	43,349	47,010
Total non-certificate accounts	184,991	186,947
Term certificates of $250,000 or more	21,671	24,608
Term certificates less than $250,000	73,390	75,520
Total certificate accounts	95,061	100,128
Total deposits	$280,052	$287,075

A summary of certificate accounts by maturity is as follows:

	September 30, 2022		June 30, 2022
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due within 1 year	$66,871	0.82%	$78,847	0.67%
Over 1 year to 2 years	23,107	1.33	14,307	0.96
Over 2 years to 3 years	3,748	0.78	5,277	0.92
Over 3 years to 5 years	1,335	0.65	1,697	0.65
	$95,061	0.94%	$100,128	0.73%

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

7.
FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

There were no short-term or long-term FHLB advances outstanding at September 30, 2022 or June 30, 2022.

The Bank has an available line of credit in the amount of $2,354,000 with the FHLB of Boston at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank’s total assets. At September 30, 2022 and June 30, 2022, there were no funds advanced under the line of credit. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as first mortgage loans on owner-occupied 1-4 family residential property.

The Bank has an available line of credit under the Federal Reserve Bank Borrower-in-Custody program offered through the Discount Window. Under the terms of the credit line at September 30, 2022 and June 30, 2022, the Bank has pledged certain qualifying securities with a fair market value of $12,113,000 and $12,777,000, respectively, and the line bears a variable interest rate equal to the federal funds rate plus 0.50%. At September 30, 2022 and June 30, 2022, there was no outstanding balance under this program.

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

Federal banking regulations require minimum capital requirements for community banking institutions as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. At September 30, 2022, the Bank met the required capital conservation buffer.

As of September 30, 2022, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The Bank’s actual capital amounts and ratios as of September 30, 2022 and June 30, 2022 are also presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total capital (to risk weighted assets)	$65,912	34.3%	$15,381	8.0%	$19,226	10.0%
Common equity Tier 1 capital (to risk weighted assets)	64,165	33.4	8,652	4.5	12,497	6.5
Tier 1 capital (to risk weighted assets)	64,165	33.4	11,535	6.0	15,381	8.0
Tier 1 capital (to adjusted total assets)	64,165	17.7	14,510	4.0	18,137	5.0
June 30, 2022
Total capital (to risk weighted assets)	$65,237	34.9%	$14,936	8.0%	$18,670	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,490	34.0	8,401	4.5	12,135	6.5
Tier 1 capital (to risk weighted assets)	63,490	34.0	11,202	6.0	14,936	8.0
Tier 1 capital (to adjusted total assets)	63,490	17.4	14,580	4.0	18,225	5.0

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

At September 30, 2022 and June 30, 2022, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In thousands)	September 30, 2022	June 30, 2022
Commitments to grant loans	$5,230	$5,551
Unadvanced funds on construction loans	420	460
Unadvanced funds on equity lines of credit	4,091	4,305
Unadvanced funds on commercial and other lines of credit	1,349	1,188

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

Operating lease commitments

The Company adopted ASU 2016-02-Leases (Topic 842) on July 1, 2022 and began recognizing operating leases on its consolidated balance sheet by recording a Right-Of-Use ("ROU") asset, representing the Company's legal right to use the leased assets and a net lease liability, representing the Company's legal obligation to make these lease

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

payments. The Company, by policy, does not include renewal options for leases as part of its ROU asset and lease liabilities unless they are deemed reasonably certain to exercise. At September 30, 2022, the weighted average remaining lease term for operating leases was 9.21 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.56%.

At September 30, 2022, the Company had entered in two non-cancelable operating lease agreements for branch locations, one of which contains a renewal option to extend lease payments for a period of five years. The Company recognized ROUs and operating lease liabilities totaling $1.0 million at July 1, 2022.

Pursuant to the terms of these lease agreements in effect at September 30, 2022 pertaining to premises, future minimum rent commitments for the fiscal years ending 2023 through 2027 and thereafter are as follows:

Years ending
June 30,
(In thousands)
2023	88
2024	117
2025	117
2026	117
2027	119
Thereafter	655
Total minimum lease payments	1,213
Less: interest	(190)
Total lease liability	1,023

The cost of the lease payments is not included above. Total lease expense for the three months ended September 30, 2022 and 2021 amounted to $34,000 and $23,000, respectively.

Other contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Bank’s unaudited consolidated financial statements.

10.
EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan

As part of the stock offering, the Bank established the Colonial Federal Savings Bank Employee Stock Ownership Plan to provide eligible employees of the Bank the opportunity to own Company Stock. The ESOP is a tax-qualified retirement plan for the benefit of Bank employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal limits. The number of shares committed to be released per year is 10,226.

The ESOP funded its purchase of 255,648 shares through a loan from the Company equal to 100% of the purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank's contributions to the ESOP over the loan term of 25 years. At September 30, 2022, the principal balance on the ESOP loan was $2.6 million.

September 30, 2022
Shares held by the ESOP include the following:
Committed to be allocated	7,668
Unallocated	247,980
Total	255,648

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Defined benefit plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (the "Pentegra DB Plan”), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.

Pension expense under the Pentegra DB Plan amounted to $195,000 for each of the three months ended September 30, 2022 and 2021. There were no contributions made to the Pentegra DB Plan during the three months ended September 30, 2022 and 2021.

401(k) plan

The Bank has a savings plan which is intended to qualify under Section 401(k) of the Internal Revenue Code. The plan provides for voluntary contributions by participating employees ranging from 2% to 15% of their compensation, subject to certain limitations. The Bank matches 10% of the employee’s voluntary contributions up to 3% of their compensation. Employer 401(k) contribution expense amounted to $5,600 and $11,000 for the three months ended September 30, 2022 and 2021, respectively

Supplemental compensation plan

The Bank has entered into a Supplemental Executive Retirement Plan (the “SERP”) with certain officers, which provides for payments upon attaining the retirement age noted in the SERP. The present value of these future payments is provided over the remaining terms of the officers’ employment and at September 30, 2022 and June 30, 2022, the accrued liability amounted to $830,000 and $814,000, respectively. SERP expense amounted to $16,000 for each of the three months ended September 30, 2022 and 2021. In connection with these SERPs, the Bank purchased life insurance policies, which had a cash surrender value of $5,775,000 and $5,733,000 at September 30, 2022 and June 30, 2022, respectively.

In addition, the Bank provides death benefits for officers and directors of the Bank under the terms of Split Dollar Agreements. The Bank has purchased life insurance contracts in connection with these agreements and the cash surrender value of the policies at September 30, 2022 and June 30, 2022 amounted to $4,432,000 and $4,411,000, respectively. For the three months ended September 30, 2022 and 2021, post-retirement expense related to these obligations amounted to $29,000 and $16,000, respectively.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

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

Assets and liabilities measured at fair value on a recurring basis

At September 30, 2022 and June 30, 2022, securities available for sale were measured at Level 2 with a fair value of $183,000 and $199,000, respectively. All fair value measurements are obtained from a third-party pricing service and are not adjusted by management. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no securities measured at fair value in Levels 1 and 3.

There are no liabilities measured at fair value on a recurring basis at September 30, 2022 or June 30, 2022.

Assets and liabilities measured at fair value on a non-recurring basis

The Bank may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no assets or liabilities measured at fair value on a non-recurring basis at September 30, 2022 or June 30, 2022.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and June 30, 2022.

	September 30, 2022
(In thousands)	Carrying Value	Level 1	Fair Value Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$15,741	$15,741	$-	$-	$15,741
Securities available for sale	183	-	183	-	183
Securities held to maturity	152,141	-	133,775	-	133,775
Federal Home Loan Bank of Boston stock	191	-	-	191	191
Loans - net	175,245	-	-	159,301	159,301
Accrued interest receivable	1,306	-	-	1,306	1,306
Liabilities:
Deposits	280,052	-	-	256,139	256,139

	June 30, 2022
(In thousands)	Carrying Value	Level 1	Fair Value Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$31,667	$31,667	$-	$-	$31,667
Securities available for sale	199	-	199	-	199
Securities held to maturity	145,239	-	133,593	-	133,593
Federal Home Loan Bank of Boston stock	191	-	-	191	191
Loans - net	172,593	-	-	161,098	161,098
Accrued interest receivable	1,265	-	-	1,265	1,265
Liabilities:
Deposits	287,075	-	-	268,039	268,039

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects our unaudited consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements, which appear beginning on page F-1 of Annual Report on Form 10-K.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
conditions relating to the COVID-19 pandemic, including the severity and duration of any associated economic slowdown either nationally or in our market areas, that are worse than expected;
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

There have been no material changes to our critical accounting policies during the three months ended September 30, 2022.

For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the audited consolidated financial statements within our Annual Report on Form 10-K.

Comparison of Financial Condition at September 30, 2022 and June 30, 2022

Total Assets. Total assets decreased $5.3 million, or 1.4%, to $360.9 million at September 30, 2022 from $366.2 million at June 30, 2022. The decrease resulted primarily from decreases in cash and cash equivalents of $16.0 million, or 50.5%, offset by increases in securities held to maturity of $6.9 million, or 4.8%, and net loans of $2.6 million, or 1.5%. The Company adopted Accounting Standard Update ("ASU") 2016-02-Leases (Topic 842) on July 1, 2022 and began recognizing operating leases on its consolidated balance sheet by recording a Right-Of-Use asset, representing the Company's legal right to use the leased assets and a net lease liability, representing the Company's legal obligation to make these lease payments.

Cash and Cash Equivalents. Cash and cash equivalents decreased $16.0 million, or 50.5%, to $15.7 million at September 30, 2022 from $31.7 million at June 30, 2022 as we invested excess cash into securities to increase our overall yield on interest-earning assets and to a lesser extent, to fund the increase in net loans.

Net Loans. Net loans increased $2.6 million, or 1.5%, to $175.2 million at September 30, 2022 from $172.6 million at June 30, 2022. The increase was due primarily to increases in one-to-four family residential real estate loans of $2.3 million, or 1.6%, $547,000, or 27.8%, in second mortgages and $878,000, or 5.9%, in commercial real estate loans, offset by decreases of $1.2 million, or 8.4%, in multi-family real estate loans.

Securities Available for Sale. Securities available for sale decreased $16,000 to $183,000 at September 30, 2022 from $199,000 at June 30, 2022. The decrease was due to prepayments and the decline in fair value due to the changing rate environment.

Securities Held to Maturity. Securities held to maturity increased $6.9 million, or 4.8%, to $152.1 million at September 30, 2022 from $145.2 million at June 30, 2022, as we invested excess cash into securities to increase our overall yield on interest-earning assets.

Total Liabilities. Total liabilities decreased $5.9 million, or 2.0%, to $286.0 million at September 30, 2022 from $291.9 million at June 30, 2022. The decrease was the result of decreases in deposits of $7.0 million, or 2.4%, offset by the new Operating lease liability of $1.0 million.

Deposits. Deposits decreased $7.0 million, or 2.4%, to $280.1 million at September 30, 2022 from $287.1 million at June 30, 2022. The decrease was primarily due to decreases of $1.1 million, or 1.5%, in savings accounts, $3.7 million, or 7.9% in money market accounts, and $5.0 million, or 5.0%, in certificates of deposit, offset by increases of $2.7 million, or 4.2% in NOW and demand deposit accounts. The decrease reflects management's decision not to increase interest rates due to excess liquidity and the depositors’ decision not to renew maturing certificates of deposit due to the changing interest rate environment.

Stockholders' Equity. Total stockholders' equity increased $667,000, or 0.9%, to $74.9 million at September 30, 2022 from $74.3 million at June 30, 2022. The increase was primarily due to net income of $645,000 for the three months ended September 30, 2022.

Comparison of Operating Results for the Three Months Ended September 30, 2022 and 2021

General. We had net income of $645,000 for the three months ended September 30, 2022, compared to net income of $472,000 for the three months ended September 30, 2021, an increase of $173,000, or 36.7%. The increase in net income was primarily due to an increase in net interest income of $380,000, or 19.2%, offset by a decrease in non-interest income of $42,000, or 17.4%, an increase in non-interest expense of $110,000, or 6.7%, and an increase in income tax expense of $70,000, or 70.0%.

Interest and Dividend Income. Interest and dividend income increased $344,000, or 15.2%, to $2.6 million for the three months ended September 30, 2022 from $2.3 million for the three months ended September 30, 2021. The increase was attributable to an increase of $269,000, or 45.6%, in interest on securities and an increase of $110,000, or 647.1% in interest on short-term investments, offset by a decrease of $35,000, or 2.1%, in interest on loans. Interest income on securities increased due to an increase in the average balance of securities of $42.5 million to $148.8 million for the three months ended September 30, 2022 from $106.3 million for the three months ended September 30, 2021, and an increase in the average yield on securities of nine basis points to 2.31% for the three months ended September 30, 2022 from 2.22% for the three months ended September 30, 2021. Interest income on short-term investments increased due to an increase in the average yield of 218 basis points to 2.34% for the three months ended September 30, 2022 from 0.16% for the three months ended September 30, 2021, offset by a decrease in the average balance of short-term investments of $19.8 million to $21.7 million for the three months ended September 30, 2022 from $41.5 million for the three months ended September 30, 2021. Interest income on loans decreased primarily due to a decrease in the average yield on loans of 11 basis points to 3.67% for the three months ended September 30, 2022 from 3.78% for the three months ended September 30, 2021, offset by an increase in the average balance of loans of $1.7 million to $176.6 million for the three months ended September 30, 2022 from $174.9 million for the three months ended September 30, 2021. The increase in the average yields on securities and other interest-earning assets resulted from the investments that were purchased during the three months ending September 30, 2022 as interest rates increased. The increase in the average loan balances was due to originations exceeding loan payoffs. The decrease in loan yields was due to higher interest rate loan payoffs.

Interest Expense. Interest expense decreased $36,000, or 12.9%, to $242,000 for the three months ended September 30, 2022 from $278,000 for the three months ended September 30, 2021. The decrease was due to a decrease in the average balance of certificates of deposit of $13.4 million to $97.2 million for the three months ended September 30, 2022 from $110.6 million for the three months ended September 30, 2021 and a decrease in the average rate on certificates of deposit of four basis points to 0.77% for the three months ended September 30, 2022 from 0.81% for the three months ended September 30, 2021. The decrease in the average balance and average costs of certificates of deposit reflected the maturity of higher-rate certificates of deposit. Additionally, interest expense on borrowings, consisting entirely of FHLB advances, decreased $4,000, or 100.0%, to $0 for the three months ended September 30, 2022 from $4,000 for the three months ended September 30, 2021 due to the maturity of FHLB advances.

Net Interest Income. Net interest income increased $380,000, or 19.2%, to $2.4 million for the three months ended September 30, 2022 from $2.0 million for the three months ended September 30, 2021. The increase was due to an increase in average net interest-earning assets of $27.3 million combined with an increase in our net interest rate spread of 25 basis points to 2.62% for the three months ended September 30, 2022 from 2.37% for the three months ended September 30, 2021. Our net interest margin increased 26 basis points to 2.72% for the three months ended September 30, 2022 compared to 2.46% for the three months ended September 30, 2021. The increase in the net interest rate spread was a result of an increase in the yield on interest-earning assets and a decrease in the cost of interest-bearing liabilities.

Provision for Loan Losses. No provision for loan losses for the three months ended September 30, 2022 was required to be recorded. A provision for loan losses of $15,000 was recorded for the three months ended September 30, 2021. The absence of a provision for the three months ended September 30, 2022 reflected continued strong asset quality. The allowance for loan losses was $1.7 million, or 0.99% of total loans, at September 30, 2022, compared to $1.7 million, or 0.98% of total loans, at September 30, 2021. The allowance for loan loss was $1.7 million, or 1.00% of total loans at June 30, 2022. At September 30, 2022 we had seven loans totaling $2.7 million designated as special mention. These seven loans were categorized as special mention as we are awaiting receipt, from the borrower, of their current financials and tax returns as required by loan covenants. We had no loans categorized as substandard, doubtful or loss at September 30, 2022 or 2021. We did not have any non-performing loans at either September 30, 2022 or 2021. We had no charge-offs or recoveries for the three months ended September 30, 2022 or 2021.

Non-Interest Income. Non-interest income information is as follows.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	Amount	Percent
Customer service fees	$37	$30	$7	23.3%
Income on bank-owned life insurance	64	60	4	6.7%
Gain on sale of security available for sale	-	48	(48)	(100.0%)
Other income	99	104	(5)	(4.8%)
Total non-interest income	$200	$242	$(42)	(17.4%)

Non-interest income decreased $42,000, or 17.4%, to $200,000 for the three months ended September 30, 2022 from $242,000 for the three months ended September 30, 2021. The decrease was primarily due to a decrease in gain on sale of security of $48,000, offset by an increase in customer service fees of $7,000.

Non-Interest Expense. Non-interest expense information is as follows.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	Amount	Percent
Salaries and employee benefits	$1,018	967	$51	5.3%
Occupancy and equipment	243	210	33	15.7%
Advertising	39	41	(2)	(4.9%)
Data processing	94	80	14	17.5%
Deposit insurance	21	22	(1)	(4.5%)
Other	333	318	15	4.7%
Total non-interest expense	$1,748	$1,638	$110	6.7%

Non-interest expense increased $110,000, or 6.7%, to $1.7 million for the three months ended September 30, 2022 from $1.6 million for the three months ended September 30, 2021. The increase was due primarily to a $51,000 increase in salaries and employee benefit expense due to normal employee annual merit salary benefit increases and the expense recognized in connection with the Employee Stock Option Plan ("ESOP"), a $33,000 increase in occupancy and equipment expenses due primarily to increased lease and service contracts expenses, a $14,000 increase in data processing expense and a $15,000 increase in other expenses due primarily to increased insurance and legal expenses.

Provision for Income Taxes. The Company recorded a provision for income taxes of $170,000 for the three months ended September 30, 2022, which represented a $70,000, or 70.0%, increase from income taxes of $100,000 for the three months ended September 30, 2021. Our effective tax rate was 20.9% and 17.5% for the quarters ended September 30, 2022 and 2021, respectively. The lower effective tax rate for the three months ended September 30, 2022 and 2021 as compared to the statutory rate reflected the benefit of our investment in tax-advantaged municipal securities and bank-owned life insurance as well as reduced state taxes through utilization of a Massachusetts securities corporation to hold our investment securities. The increase in the provision for income taxes for the three months ended September 30, 2022 was due to the increase in income before income taxes.

Average Balance and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. No tax-equivalent adjustments have been made. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $350,000 and $354,000 at September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$176,638	$1,619	3.67%	$174,897	$1,654	3.78%
Securities	148,774	859	2.31%	106,276	590	2.22%
Other	21,717	127	2.34%	41,478	17	0.16%
Total interest-earning assets	347,129	2,605	3.00%	322,651	2,261	2.80%
Non-interest-earning assets	15,933			13,895
Total assets	$363,062			$336,546
Interest-bearing liabilities:
Interest-bearing demand deposits	$33,133	$4	0.05%	$30,669	$4	0.05%
Savings deposits	75,444	19	0.10%	71,102	18	0.10%
Money market deposits	45,493	31	0.27%	41,120	27	0.26%
Certificates of deposit	97,153	188	0.77%	110,613	225	0.81%
Total interest-bearing deposits	251,223	242	0.39%	253,504	274	0.43%
FHLB advances	-	-	-	567	4	2.82%
Total interest-bearing liabilities	251,223	242	0.39%	254,071	278	0.44%
Non-interest-bearing demand deposits	32,522			30,237
Other non-interest-bearing liabilities	3,195			3,332
Total liabilities	286,940			287,640
Stockholder's equity	76,122			48,906
Total liabilities and stockholders' equity	$363,062			$336,546
Net interest income		$2,363			$1,983
Net interest rate spread(1)			2.62%			2.37%
Net interest-bearing assets(2)	$95,906			$68,580
Net interest margin(3)			2.72%			2.46%
Average interest-bearing assets to interest-bearing liabilities			138.18%			126.99%

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

	Three Months Ended September 30, 2022 vs 2021
(In thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$16	$(51)	$(35)
Securities	236	33	269
Other	(8)	118	110
Total interest-earning assets	244	100	344
Interest-bearing liabilities:
Interest-bearing demand deposits	-	-	-
Savings deposits	1	-	1
Money market deposits	3	1	4
Certificates of deposit	(27)	(10)	(37)
Total deposits	(23)	(9)	(32)
FHLB advances	(4)	-	(4)
Total interest-bearing liabilities	(27)	(9)	(36)
Change in net interest income	$271	$109	$380

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model, the results of which are provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning September 30, 2022 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income.

Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast (In thousands)	Year 1 Change from Level
+400	$8,160	(13.4%)
+300	8,473	(10.1%)
+200	8,785	(6.8%)
+100	9,105	(3.4%)
Level	9,428	-
-100	9,340	(0.9%)
-200	9,167	(2.8%)
-300	8,949	(5.1%)
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

The table below sets forth, as of September 30, 2022, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2022
		Estimated Decrease in EVE		EVE as a Percentage of Present Value of Assets(3)
Change in Interest Rates (basis points)(1)	Estimated EVE(2) (Dollars in thousands)	Amount (Dollars in thousands)	Percent	EVE Ratio(4)	Decrease (basis points)
+400	$32,575	$(22,205)	(40.5%)	11.6%	(526)
+300	37,704	(17,076)	(31.2%)	12.9%	(390)
+200	43,180	(11,600)	(21.2%)	14.3%	(255)
+100	48,964	(5,816)	(10.6%)	15.6%	(122)
Level	54,780	-	-	16.8%	-
-100	59,569	4,789	8.7%	17.6%	79
-200	63,896	9,116	16.6%	18.2%	139
-300	67,497	12,717	23.2%	18.6%	175
(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2022, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 21.2% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 16.6% increase in EVE.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Boston. At September 30, 2022, we had no outstanding advances from the Federal Home Loan Bank of Boston. At September 30, 2022, we had the ability to borrow $66.7 million in Federal Home Loan Bank of Boston advances. Additionally, at September 30, 2022, we had a $2.4 million line of credit with the Federal Home Loan Bank of Boston, none of which was drawn at September 30, 2022.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $730,000 and $407,000 for the three months ended September 30, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on securities, was $9.7 million for the three months ended September 30, 2022, primarily due to the purchase of $9.7 million of securities and a net increase in loans of $2.7 million, offset by maturities, pre-payments and calls of securities of $2.7 million. Net cash used in investing activities was $479,000 for the three months ended September 30, 2021. Net cash used in financing activities was $7.0 million and $2.9 million for the three months ended September 30, 2022 and September 30, 2021, respectively, in each case, primarily due to the net decrease in deposit balances.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits as supplemented by the use of Federal Home Loan Bank of Boston advances as needed.

Capital Resources. At September 30, 2022 and June 30, 2022 the Bank exceeded all of its regulatory capital requirements. See Note 8 of the unaudited consolidated financial statements of this quarterly report.

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

At September 30, 2022, we had $5.2 million of commitments to originate loans, $4.1 million of unadvanced funds under home equity lines of credit and $1.3 million of unadvanced funds under commercial and other lines of credit. See Note 9 in the Notes to the unaudited consolidated financial statements for further information.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 1 of the notes to our consolidated financial statements beginning on page F-1 of our Annual Report on Form 10-K. As an emerging growth company, we have elected to use the extended transition period to delay the adoption of new or re-issued accounting pronouncements applicable to public companies until such pronouncements are applicable to non-public companies.

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

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Treasurer and Chief Operating Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2022, the Company’s Chief Executive Officer and Treasurer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2022, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

101

The following materials for the three months ended September 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity and Retained Earnings, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFSB BANCORP, INC.

Date: November 9, 2022	By:	/s/ Michael E. McFarland
Michael E. McFarland
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Susan Shea
Susan Shea
Treasurer and Chief Operating Officer
(Principal Financial and Accounting Officer)