Form 10-Q
period 2022-12-31
CFSB Bancorp, Inc. /MA/
filed 2023-02-08
CIK 1879103

☐☐

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 6, 2023, the registrant had 6,521,642 shares of common stock, $0.01 par value per share, outstanding.

Item 1. Financial Statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	December 31,	June 30,
	2022	2022
Assets:
Cash and due from banks	$1,502	$1,609
Short-term investments	9,072	30,058
Total cash and cash equivalents	10,574	31,667
Securities available for sale, at fair value	168	199
Securities held to maturity, at amortized cost, fair value of $132,624 at December 31, 2022 and $133,593 at June 30, 2022	149,473	145,239
Federal Home Loan Bank stock, at cost	191	191
Loans, net of allowance for loan losses of $1,747 at December 31, 2022 and $1,747 at June 30, 2022	178,569	172,593
Premises and equipment, net	3,272	3,334
Accrued interest receivable	1,303	1,265
Bank-owned life insurance	10,271	10,144
Deferred tax asset	1,001	1,079
Operating lease right of use asset	999	-
Other assets	1,012	472
Total assets	$356,833	$366,183

Liabilities and Stockholders' Equity:
Deposits
Non-interest bearing	$32,618	$31,168
Interest-bearing	242,844	255,907
Total deposits	275,462	287,075
Mortgagors' escrow accounts	1,680	1,555
Operating lease liability	1,003	-
Accrued expenses and other liabilities	3,409	3,303
Total liabilities	281,554	291,933
Stockholders' Equity
Preferred Stock, $.01 par value, 10,000,000 shares authorized as of December 31, 2022 and June 30, 2022, none issued and outstanding as of December 31, 2022 and June 30, 2022	$-	$-
Common Stock, $.01 par value, 90,000,000 shares authorized as of December 31, 2022 and June 30, 2022, 6,521,642 issued and outstanding as of December 31, 2022 and June 30, 2022	65	65
Additional paid-in capital	27,714	27,720
Retained earnings	49,956	48,970
Accumulated other comprehensive income	(2)	-
Unearned compensation - ESOP, 245,422 and 250,536 shares unallocated at December 31, 2022 and June 30, 2022, respectively	(2,454)	(2,505)
Total stockholders' equity	75,279	74,250
Total liabilities and stockholders' equity	$356,833	$366,183

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Net Income (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
Interest and dividend income:
Interest and fees on loans	$1,657	$1,640	$3,276	$3,294
Interest and dividends on debt securities:
Taxable	795	492	1,546	959
Tax-exempt	106	120	214	243
Interest on short-term investments and certificates of deposit	123	16	250	33
Total interest and dividend income	2,681	2,268	5,286	4,529

Interest expense:
Deposits	340	255	582	529
Borrowings	-	2	-	6
Total interest expense	340	257	582	535

Net interest income	2,341	2,011	4,704	3,994
Provision for loan losses	-	10	-	25
Net interest income after provision for loan losses	2,341	2,001	4,704	3,969

Non-interest income:
Customer service fees	36	31	73	61
Income on bank-owned life insurance	63	75	127	123
Gain on sale of securities available for sale	-	-	-	48
Other income	53	55	152	159
Total non-interest income	152	161	352	391

Non-interest expenses:
Salaries and employee benefits	1,250	1,167	2,268	2,121
Occupancy and equipment	255	208	498	418
Advertising	71	37	110	78
Data processing	84	91	178	171
Deposit insurance	22	21	43	43
Other general and administrative	405	372	738	691
Total non-interest expenses	2,087	1,896	3,835	3,522
Income before income taxes	406	266	1,221	838
Provision for income taxes	65	32	235	132
Net income	$341	$234	$986	$706

Net income per share:
Basic and diluted	$0.05	N/A	$0.16	N/A

Weighted average shares outstanding:
Basic and diluted	6,274,542	N/A	6,273,260	N/A

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net income	$341	$234	$986	$706
Other comprehensive income:
Change in unrealized holding (losses) gains	(1)	(1)	(2)	33
Reclassification adjustment for net realized gains	-	-	-	(48)
Net change in unrealized losses	(1)	(1)	(2)	(15)
Tax effect	-	-	-	4
Net-of-tax amount	(1)	(1)	(2)	(11)
Comprehensive income	$340	$233	$984	$695

There were no sales of securities for the three and six months ended December 31, 2022. There were no sales of securities during the three months ended December 31, 2021. The tax effect related to the net realized gain on sale of securities available for sale was $14,000 for the six months ended December 31, 2021.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands)

					Accumulated
			Additional		Other	Unearned
	Common Stock		Paid-in	Retained	Comprehensive	Compensation
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Total
Balance at September 30, 2022	6,521,642	$65	$27,718	$49,615	$(1)	$(2,480)	$74,917
Net income	-	-	-	341	-	-	341
Other comprehensive loss	-	-	-	-	(1)	-	(1)
ESOP shares committed to be released	-	-	(4)	-	-	26	22
Balance at December 31, 2022	6,521,642	$65	$27,714	$49,956	$(2)	$(2,454)	$75,279

Balance at September 30, 2021	-	$-	$-	$49,100	$7	$-	$49,107
Net income	-	-	-	234	-	-	234
Other comprehensive loss	-	-	-	-	(1)	-	(1)
Balance at December 31, 2021	-	$-	$-	$49,334	$6	$-	$49,340

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands)

					Accumulated
			Additional		Other	Unearned
	Common Stock		Paid-in	Retained	Comprehensive	Compensation
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Total
Balance at June 30, 2022	6,521,642	$65	$27,720	$48,970	$-	$(2,505)	$74,250
Net income	-	-	-	986	-	-	986
Other comprehensive loss	-	-	-	-	(2)	-	(2)
ESOP shares committed to be released	-	-	(6)	-	-	51	45
Balance at December 31, 2022	6,521,642	$65	$27,714	$49,956	$(2)	$(2,454)	$75,279

Balance at June 30, 2021	-	$-	$-	$48,628	$17	$-	$48,645
Net income	-	-	-	706	-	-	706
Other comprehensive loss	-	-	-	-	(11)	-	(11)
Balance at December 31, 2021	-	$-	$-	$49,334	$6	$-	$49,340

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net income	$986	$706
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	-	25
Gain on sales of securities available for sale, net	-	(48)
Amortization of securities, net	225	205
Net change in deferred loan costs and fees	34	23
Increase in cash surrender value of bank-owned life insurance	(127)	(123)
Depreciation and amortization, net	122	130
ESOP expense	45	-
Net (increase) decrease in accrued interest receivable	(38)	34
Other, net	(350)	(982)
Net cash provided by (used in) operating activities	897	(30)
Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	29	42
Sales	-	2,031
Activity in securities held to maturity:
Maturities, prepayments and calls	8,255	9,620
Purchases	(12,715)	(27,718)
Loan originations and payments, net	(6,010)	1,477
Additions to premises and equipment	(61)	(6)
Purchase of bank-owned life insurance	-	(635)
Net cash used in investing activities	(10,502)	(15,189)
Cash flows from financing activities:
Net (decrease) increase in deposits	(11,613)	22,926
Net decrease in short-term borrowings	-	(630)
Net increase in mortgagors' escrow accounts	125	78
Net cash (used in) provided by financing activities	(11,488)	22,374
Net change in cash and cash equivalents	(21,093)	7,155
Cash and cash equivalents at beginning of period	31,667	40,678
Cash and cash equivalents at end of period	$10,574	$47,833
Supplemental information:
Interest paid on deposits and short-term borrowings	$583	$535
Income taxes paid	$520	$175

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation are reflected in these unaudited consolidated financial statements, and all adjustments made are of a normal recurring nature. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 2022.

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

Reorganization and Offering

On January 12, 2022, the Bank reorganized from a federally chartered mutual savings bank to a two-tier mutual holding company structure. As part of the reorganization, a mutual holding company (the “MHC”) was formed as a federal corporation, into which all of the current voting rights of the members of the Bank were transferred. As part of the reorganization, the Bank converted to a federal stock savings bank. A stock holding company (the “Holding Company”) was established as a federal corporation and a majority-owned subsidiary of the MHC at all times so long as the MHC remains in existence. Concurrently with the reorganization, the Holding Company offered for sale 43% of its common stock in a stock offering and contributed 2% of its common stock to a charitable foundation established as a part of the reorganization. The remainder of the Holding Company common stock is held by the MHC. The Holding Company offered shares of common stock for sale on a priority basis to depositors of the Bank and the tax qualified employee plans of the Bank. The Company sold 2,804,306 shares of common stock at $10.00 per share for gross offering proceeds of $28.0 million.

Employee Stock Ownership Plan (the "ESOP")

As part of the reorganization stock offering, the Bank established the Colonial Federal Savings Bank Employee Stock Ownership Plan to provide eligible employees of the Bank the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Bank employees. The ESOP was funded through the purchase of 255,648 shares through a loan from the Company. The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders' equity. The Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants' accounts under the plan.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Earnings Per Share

The following table presents the factors used in the earnings per share calculation:

	For the Three Months Ended		For the Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Net income	$341	$234	$986	$706
Weighted average number of common shares outstanding	6,521,642	N/A	6,521,642	N/A
Less: Average unallocated ESOP shares	(247,100)	N/A	(248,383)	N/A
Weighted average number of common shares outstanding, net	6,274,542	N/A	6,273,260	N/A
Basic and diluted earnings per common share	$0.05	N/A	$0.16	N/A

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

Management believes that the allowance for loan losses was adequate as of December 31, 2022 and June 30, 2022. While management uses current information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions or other factors. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses, and as a result of such reviews, management may have to adjust the allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is management's responsibility and any increase or decrease in the allowance is the responsibility of management.

Management believes that the deferred tax provision was adequate as of December 31, 2022 and June 30, 2022. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” management uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require management to make projections of future taxable income. The judgments and estimates management makes in determining the deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory, economic or business factors change. Any reduction in estimated future taxable income may require management to record a valuation allowance against the deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the federal and state portion of its deferred tax asset.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

2.
RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Effective March 26, 2020, the Board of Governors of the Federal Reserve reduced reserve requirement ratios to zero percent and therefore no reserve balance was required at December 31, 2022 or June 30, 2022.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

3.
SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$163	$-	$(3)	$160
Collateralized mortgage obligations	8	-	-	8
Total securities available for sale	$171	$-	$(3)	$168

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$994	$-	$(27)	$967
Mortgage-backed securities	49,703	9	(3,674)	46,038
Collateralized mortgage obligations	3	-	-	3
Municipal bonds	44,777	8	(7,308)	37,477
Corporate bonds	53,996	1	(5,858)	48,139
Total securities held to maturity	$149,473	$18	$(16,867)	$132,624

	June 30, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$186	$-	$-	$186
Collateralized mortgage obligations	13	-	-	13
Total securities available for sale	$199	$-	$-	$199

Securities held to maturity:
Government-sponsored enterprises:
Mortgage-backed securities	47,741	26	(1,895)	45,872
Collateralized mortgage obligations	7	-	-	7
Municipal bonds	45,776	23	(5,172)	40,627
Corporate bonds	51,715	20	(4,648)	47,087
Total securities held to maturity	$145,239	$69	$(11,715)	$133,593

Securities with an amortized cost of $14,667,000 and a fair value of $12,096,000 at December 31, 2022 were pledged to secure a credit line with the Federal Reserve Bank. See Note 7.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The amortized cost and fair value of debt securities, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022
	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$-	$-	$3,394	$3,356
Over 1 year through 5 years	-	-	31,647	30,451
Over 5 years through 10 years	-	-	39,640	34,230
Over 10 years	-	-	25,086	18,546
	-	-	99,767	86,583
Mortgage-backed securities	163	160	49,703	46,038
Collateralized mortgage obligations	8	8	3	3
	$171	$168	$149,473	$132,624

	June 30, 2022
	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$-	$-	$4,006	$4,008
Over 1 year through 5 years	-	-	25,269	24,763
Over 5 years through 10 years	-	-	42,934	38,600
Over 10 years	-	-	25,282	20,343
	-	-	97,491	87,714
Mortgage-backed securities	186	186	47,741	45,872
Collateralized mortgage obligations	13	13	7	7
	$199	$199	$145,239	$133,593

Information pertaining to securities with gross unrealized losses at December 31, 2022 or June 30, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2022
	Less Than Twelve Months		Over Twelve Months
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available for sale:
Mortgage-backed securities	$3	$154	$-	$-
Total temporarily impaired securities available for sale	$3	$154	$-	$-

Securities held to maturity:
Mortgage-backed securities	$1,788	$31,561	$1,886	$13,455
Debt obligations	27	967	-	-
Municipal bonds	2,644	20,025	4,664	12,493
Corporate bonds	3,105	31,887	2,753	14,251
Total temporarily impaired securities held to maturity	$7,564	$84,440	$9,303	$40,199

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

	June 30, 2022
	Less Than Twelve Months		Over Twelve Months
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities held to maturity:
Mortgage-backed securities	$1,712	$39,843	$183	$1,855
Municipal bonds	3,520	25,976	1,652	6,394
Corporate bonds	3,679	37,015	969	5,682
Total temporarily impaired securities held to maturity	$8,911	$102,834	$2,804	$13,931

At December 31, 2022, 278 debt securities had unrealized losses with aggregate depreciation of 11.92% from the Bank’s amortized cost basis. These unrealized losses are the result of changes in the interest rate environment and there have been no downgrades in the investment quality of these securities. The contractual terms of these securities do not permit the entities to settle the security at a price less than par value. Because the Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell the securities before recovery of their amortized cost basis, which may be maturity, it does not consider these securities to be other-than-temporarily impaired at December 31, 2022.

There were no sales of securities during the three and six months ended December 31, 2022. There were no sales of securities during the three months ended December 31, 2021. Proceeds from the sale of securities available for sale was $2.0 million for the six months ended December 31, 2021, resulting in realized gains of $48,000.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

4.
LOANS

A summary of the balances of loans follows:

(In thousands)	December 31, 2022	June 30, 2022
Mortgage loans on real estate:
Residential:
1-4 family	$140,898	$141,073
Multifamily	13,239	14,310
Second mortgages and home equity lines of credit	2,590	1,970
Construction	600	375
Commercial	21,077	14,761
Total mortgage loans on real estate	178,404	172,489
Consumer loans:
Consumer	63	84
Home improvement	2,232	2,116
Total other loans	2,295	2,200
Total loans	180,699	174,689
Allowance for loan losses	(1,747)	(1,747)
Net deferred loan fees	(383)	(349)
Loans, net	$178,569	$172,593

Residential loans are subject to a blanket lien securing FHLB advances. See Note 7.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents activity in the allowance for loan losses by loan category for the three and six months ended December 31, 2022 and 2021.

(In thousands)	Residential Real Estate	Residential Real Estate Construction	Commercial Real Estate	Consumer	Unallocated	Total
Balance at September 30, 2022	$1,213	$4	$266	$65	$199	$1,747
Provision (credit) for loan losses	(19)	2	93	-	(76)	-
Loans charged-off	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Balance at December 31, 2022	$1,194	$6	$359	$65	$123	$1,747

Balance at September 30, 2021	$1,225	$-	$275	$59	$178	$1,737
Provision (credit) for loan losses	23	-	(10)	(1)	(2)	10
Loans charged-off	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Balance at December 31, 2021	$1,248	$-	$265	$58	$176	$1,747

Balance at June 30, 2022	$1,223	$3	$252	$61	$208	$1,747
Provision (credit) for loan losses	(29)	3	107	4	(85)	-
Loans charged-off	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Balance at December 31, 2022	$1,194	$6	$359	$65	$123	$1,747

Balance at June 30, 2021	$1,262	$-	$279	$58	$123	$1,722
Provision (credit) for loan losses	(14)	-	(14)	-	53	25
Loans charged-off	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Balance at December 31, 2021	$1,248	$-	$265	$58	$176	$1,747

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The allocation of the allowance for loan losses to each category is presented as of December 31, 2022 and June 30, 2022.

(In thousands)	Residential Real Estate	Residential Real Estate Construction	Commercial Real Estate	Consumer	Unallocated	Total
December 31, 2022
Allowance for impaired loans	$-	$-	$-	$-	$-	$-
Allowance for non-impaired loans	1,194	6	359	65	123	1,747
Total allowance for loan losses	$1,194	$6	$359	$65	$123	$1,747

Impaired loans	$-	$-	$-	$-	$-	$-
Non-impaired loans	156,727	600	21,077	2,295	-	180,699
Total loans	$156,727	$600	$21,077	$2,295	$-	$180,699

June 30, 2022
Allowance for impaired loans	$-	$-	$-	$-	$-	$-
Allowance for non-impaired loans	1,223	3	252	61	208	1,747
Total allowance for loan losses	$1,223	$3	$252	$61	$208	$1,747

Impaired loans	$-	$-	$-	$-	$-	$-
Non-impaired loans	157,353	375	14,761	2,200	-	174,689
Total loans	$157,353	$375	$14,761	$2,200	$-	$174,689

At December 31, 2022 and June 30, 2022, there were no past due loans. At December 31, 2022 and June 30, 2022, there were no loans on non-accrual or loans past due 90 days or more and still accruing.

There were no impaired loans at December 31, 2022 or June 30, 2022.

During the three and six months ended December 31, 2022 and 2021, there were no troubled debt restructurings or troubled debt restructurings that defaulted in the first twelve months after restructuring. Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings. Any reserve required is recorded through the provision for loan losses.

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

The following table presents information on the Bank’s loans by risk ratings:

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Construction	Commercial Real Estate	Consumer	Home Improvement	Total
December 31, 2022
Pass	$139,446	$13,239	$2,590	$600	$21,077	$63	$2,232	$179,247
Special mention	1,452	-	-	-	-	-	-	1,452
Total loans	$140,898	$13,239	$2,590	$600	$21,077	$63	$2,232	$180,699

June 30, 2022
Pass	$141,073	$14,310	$1,970	$375	$14,761	$84	$2,116	$174,689
Total loans	$141,073	$14,310	$1,970	$375	$14,761	$84	$2,116	$174,689

At December 31, 2022 and June 30, 2022, there were no loans rated substandard, doubtful or loss. At June 30, 2022, there were no loans rated special mention.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

5.
PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

(In thousands)	December 31, 2022	June 30, 2022
Land	$1,553	$1,553
Bank buildings	1,066	1,066
Building improvements	926	926
Furniture, fixtures and equipment	1,268	1,225
Leasehold improvements	167	167
	4,980	4,937
Accumulated depreciation and amortization	(1,708)	(1,603)
	$3,272	$3,334

Depreciation and amortization expense for the three and six months ended December 31, 2022 amounted to $58,000 and $122,000, respectively. Depreciation expense for the three and six months ended December 31, 2021 amounted to $65,000 and $130,000, respectively.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

6.
DEPOSITS

A summary of deposit balances, by type, is as follows:

(In thousands)	December 31, 2022	June 30, 2022
NOW and demand	$64,859	$64,163
Regular and other	69,924	75,774
Money market deposits	37,470	47,010
Total non-certificate accounts	172,253	186,947
Term certificates of $250,000 or more	24,010	24,608
Term certificates less than $250,000	79,199	75,520
Total certificate accounts	103,209	100,128
Total deposits	$275,462	$287,075

A summary of certificate accounts by maturity is as follows:

	December 31, 2022		June 30, 2022
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due within 1 year	$77,466	1.48%	$78,847	0.67%
Over 1 year to 2 years	21,170	2.33	14,307	0.96
Over 2 years to 3 years	3,197	0.64	5,277	0.92
Over 3 years to 5 years	1,376	0.65	1,697	0.65
	$103,209	1.62%	$100,128	0.73%

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

7.
FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

There were no short-term or long-term FHLB advances outstanding at December 31, 2022 or June 30, 2022.

The Bank has an available line of credit in the amount of $2,354,000 with the FHLB of Boston at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank’s total assets. At December 31, 2022 and June 30, 2022, there were no funds advanced under the line of credit. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as first mortgage loans on owner-occupied 1-4 family residential property.

The Bank has an available line of credit under the Federal Reserve Bank Borrower-in-Custody program offered through the Discount Window. Under the terms of the credit line at December 31, 2022 and June 30, 2022, the Bank has pledged certain qualifying securities with a fair market value of $12,096,000 and $12,777,000, respectively, and the line bears a variable interest rate equal to the federal funds rate plus 0.50%. At December 31, 2022 and June 30, 2022, there was no outstanding balance under this program.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

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

Federal banking regulations require minimum capital requirements for community banking institutions as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. At December 31, 2022, the Bank met the required capital conservation buffer.

As of December 31, 2022, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of December 31, 2022 and June 30, 2022 are also presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total capital (to risk weighted assets)	$64,203	32.6%	$15,775	8.0%	$19,719	10.0%
Common equity Tier 1 capital (to risk weighted assets)	62,456	31.7	8,874	4.5	12,817	6.5
Tier 1 capital (to risk weighted assets)	62,456	31.7	11,832	6.0	15,775	8.0
Tier 1 capital (to adjusted total assets)	62,456	17.4	14,334	4.0	17,917	5.0

June 30, 2022
Total capital (to risk weighted assets)	$65,237	34.9%	$14,936	8.0%	$18,670	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,490	34.0	8,401	4.5	12,135	6.5
Tier 1 capital (to risk weighted assets)	63,490	34.0	11,202	6.0	14,936	8.0
Tier 1 capital (to adjusted total assets)	63,490	17.4	14,580	4.0	18,225	5.0

CFSB Bancorp, Inc. and Subsidiary

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

At December 31, 2022 and June 30, 2022, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In thousands)	December 31, 2022	June 30, 2022
Commitments to grant loans	$597	$5,551
Unadvanced funds on construction loans	235	460
Unadvanced funds on equity lines of credit	4,060	4,305
Unadvanced funds on commercial and other lines of credit	1,024	1,188

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

Operating lease commitments

The Company adopted ASU 2016-02, Leases (Topic 842), on July 1, 2022 and began recognizing operating leases on its consolidated balance sheet by recording a Right-Of-Use ("ROU") asset, representing the Company's legal right to use the leased assets and a net lease liability, representing the Company's legal obligation to make these lease payments. The Company, by policy, does not include renewal options for leases as part of its ROU asset and lease liabilities unless they are deemed reasonably certain to exercise. At December 31, 2022, the weighted average remaining lease term for operating leases was 9.38 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.56%.

At December 31, 2022, the Company had entered into two non-cancelable operating lease agreements for branch locations, one of which contains a renewal option to extend lease payments for a period of five years. The Company recognized ROUs and operating lease liabilities totaling $1.0 million at July 1, 2022.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Pursuant to the terms of these lease agreements in effect at December 31, 2022 pertaining to premises, future minimum rent commitments for the fiscal years ending 2023 through 2027 and thereafter are as follows:

Years ending
(In thousands)	June 30,
2023	$59
2024	117
2025	117
2026	117
2027	119
Thereafter	655
Total minimum lease payments	$1,184
Less: Interest	(181)
Total lease liability	$1,003

The cost of the lease payments is not included above. Total lease expense for the three and six months ended December 31, 2022 amounted to $34,000 and $68,000, respectively. Total lease expense for the three and six months ended December 31, 2021 amounted to $23,000 and $45,000, respectively.

Other contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Bank’s unaudited consolidated financial statements.

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

The ESOP funded its purchase of 255,648 shares through a loan from the Company equal to 100% of the purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank's contributions to the ESOP over the loan term of 25 years. At December 31, 2022, the principal balance on the ESOP loan was $2.5 million.

December 31, 2022
Shares held by the ESOP include the following:
Committed to be allocated	10,226
Unallocated	245,422
Total	255,648

Defined benefit plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (the "Pentegra DB Plan"), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.

Pension expense under the Pentegra DB Plan amounted to $130,000 and $325,000 for the three and six months ended December 31, 2022, respectively. Pension expense under the Pentegra DB Plan amounted to $180,000 and $375,000 for the three and six months ended December 31, 2021, respectively. Contributions made to the Pentegra DB Plan during the three and six months ended December 31, 2022 amounted to $675,000. Contributions made to the Pentegra DB Plan during the three and six months ended December 31, 2021 amounted to $715,000.

401(k) plan

The Bank has a savings plan which is intended to qualify under Section 401(k) of the Internal Revenue Code. The plan provides for voluntary contributions by participating employees ranging from 2% to 15% of their compensation, subject to certain limitations. The Bank matches 10% of the employee’s voluntary contributions up to 3% of their compensation. Employer 401(k) contribution expense amounted to $4,000 and $10,000 for the three and six months ended December 31, 2022, respectively. Employer 401(k) contribution expense amounted to $9,000 and $20,000 for the three and six months ended December 31, 2021, respectively.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental compensation plan

The Bank has entered into a Supplemental Executive Retirement Plan (the “SERP”) with certain officers, which provides for payments upon attaining the retirement age noted in the SERP. The present value of these future payments is provided over the remaining terms of the officers’ employment and at December 31, 2022 and June 30, 2022, the accrued liability amounted to $845,000 and $814,000, respectively. SERP expense amounted to $16,000 and $31,000 for the three and six months ended December 31, 2022, respectively. SERP expense amounted to $19,000 and $35,000 for the three and six months ended December 31, 2021, respectively. In connection with these SERPs, the Bank purchased life insurance policies, which had a cash surrender value of $5.8 million and $5.7 million at December 31, 2022 and June 30, 2022, respectively.

In addition, the Bank provides death benefits for officers and directors of the Bank under the terms of Split Dollar Agreements. The Bank has purchased life insurance contracts in connection with these agreements and the cash surrender value of the policies at December 31, 2022 and June 30, 2022 amounted to $4.5 million and $4.4 million, respectively. For the three and six months ended December 31, 2022, post-retirement expense related to these obligations amounted to $29,000 and $58,000, respectively, and $14,000 and $27,000 for the three and six months ended December 31, 2021, respectively.

CFSB Bancorp, Inc. and Subsidiary

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

Assets and liabilities measured at fair value on a recurring basis

At December 31, 2022 and June 30, 2022, securities available for sale were measured at Level 2 with a fair value of $168,000 and $199,000, respectively. All fair value measurements are obtained from a third-party pricing service and are not adjusted by management. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no securities measured at fair value in Levels 1 and 3.

There are no liabilities measured at fair value on a recurring basis at December 31, 2022 or June 30, 2022.

Assets and liabilities measured at fair value on a non-recurring basis

The Bank may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2022 or June 30, 2022.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and June 30, 2022.

	December 31, 2022
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$10,574	$10,574	$-	$-	$10,574
Securities available for sale	168	-	168	-	168
Securities held to maturity	149,473	-	132,624	-	132,624
Federal Home Loan Bank of Boston stock	191	-	-	191	191
Loans, net	178,569	-	-	161,781	161,781
Accrued interest receivable	1,303	-	-	1,303	1,303

Liabilities:
Deposits	275,462	-	-	259,368	259,368

	June 30, 2022
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$31,667	$31,667	$-	$-	$31,667
Securities available for sale	199	-	199	-	199
Securities held to maturity	145,239	-	133,593	-	133,593
Federal Home Loan Bank of Boston stock	191	-	-	191	191
Loans, net	172,593	-	-	161,098	161,098
Accrued interest receivable	1,265	-	-	1,265	1,265

Liabilities:
Deposits	287,075	-	-	268,039	268,039

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

Overview

Our results of operations depend primarily on our net interest income and, to a lesser extent, non-interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of deposits. Non-interest income consists primarily of earnings on bank-owned life insurance, service charges on deposit accounts and other income. Our results of operations also are affected by our provision for loan losses and non-interest expense. Non-interest expense consists primarily of salaries and employee benefits, occupancy and equipment, data processing costs, advertising, Federal Deposit Insurance Corporation deposit insurance premiums and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
conditions relating to the COVID-19 pandemic, including the severity and duration of any associated economic slowdown either nationally or in our market areas, that are worse than expected, including potential recessionary conditions;
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
•
changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums or changes in the fiscal or monetary policies of the U.S. Treasury or Board of Governors of the Federal Reserve System;
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

Allowance for Loan Losses. The allowance for loan losses represents management's estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of a loan receivable is charged off as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. No portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as a critical accounting policy.

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

Deferred Income Taxes. At December 31, 2022, we had a net deferred tax asset totaling $1.0 million. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established if it is not more likely than not realizable. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting deferred tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize its federal and state deferred tax asset.

There have been no material changes to our critical accounting policies during the three and six months ended December 31, 2022.

For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the audited consolidated financial statements within our Annual Report on Form 10-K.

Comparison of Financial Condition at December 31, 2022 and June 30, 2022

Total Assets. Total assets decreased $9.4 million, or 2.6%, to $356.8 million at December 31, 2022 from $366.2 million at June 30, 2022. The decrease resulted primarily from decreases in cash and cash equivalents of $21.1 million, or 66.6%, partially offset by increases in securities held to maturity of $4.3 million, or 3.0%, and net loans of $6.0 million, or 3.5%. The Company adopted Accounting Standard Update ("ASU") 2016-02-Leases (Topic 842) on July 1, 2022 and began recognizing operating leases on its consolidated balance sheet by recording a Right-Of-Use asset, representing the Company's legal right to use the leased assets and a net lease liability, representing the Company's legal obligation to make these lease payments, which resulted in an increase of $1.0 million in total assets and total liabilities at December 31, 2022.

Cash and Cash Equivalents. Cash and cash equivalents decreased $21.1 million, or 66.6%, to $10.6 million at December 31, 2022 from $31.7 million at June 30, 2022, because we invested excess cash into securities and loans to increase our overall yield on interest-earning assets.

Net Loans. Net loans increased $6.0 million, or 3.5%, to $178.6 million at December 31, 2022 from $172.6 million at June 30, 2022. The increase was due primarily to increases in commercial real estate loans of $6.3 million, or 42.8%, and $620,000, or 31.5%, in second mortgages and home equity lines of credit, partially offset by a decrease of $1.1 million, or 7.5%, in multi-family real estate loans. The growth in commercial real estate loans was the result of increased loan originations and the Bank's continued focus on growing and diversifying the loan portfolio.

Securities Available for Sale. Securities available for sale decreased $31,000, or 15.6%, to $168,000 at December 31, 2022 from $199,000 at June 30, 2022. The decrease was due to prepayments and the decline in fair value due to the rising interest rate environment.

Securities Held to Maturity. Securities held to maturity increased $4.3 million, or 3.0%, to $149.5 million at December 31, 2022 from $145.2 million at June 30, 2022, as we invested excess cash into securities to increase our overall yield on interest-earning assets.

Total Liabilities. Total liabilities decreased $10.3 million, or 3.5%, to $281.6 million at December 31, 2022 from $291.9 million at June 30, 2022. The decrease was the result of decreases in deposits of $11.6 million, or 4.0%, partially offset by the new operating lease liability of $1.0 million.

Deposits. Deposits decreased $11.6 million, or 4.0%, to $275.5 million at December 31, 2022 from $287.1 million at June 30, 2022. The decrease was primarily due to decreases of $5.8 million, or 7.7%, in savings accounts, and $9.5 million, or 20.2%, in money market accounts, partially offset by increases of $696,000, or 1.1%, in negotiable order of withdrawal and demand deposit accounts and $3.1 million, or 3.1%, in term certificates. The decrease reflects management's decision not to increase interest rates for savings and money market accounts, due to excess liquidity for the first quarter of the fiscal year. During the second quarter of the fiscal year, the Bank held term certificate promotions, which contributed to the increase in the balance of term certificates.

Stockholders' Equity. Total stockholders' equity increased $1.0 million, or 1.4%, to $75.3 million at December 31, 2022 from $74.3 million at June 30, 2022. The increase was primarily due to net income of $986,000 and earned ESOP compensation of $51,000 for the six months ended December 31, 2022.

Comparison of Operating Results for the Three Months Ended December 31, 2022 and 2021

General. We reported net income of $341,000 for the three months ended December 31, 2022, compared to net income of $234,000 for the three months ended December 31, 2021, an increase of $107,000, or 45.7%. The increase in net income was primarily due to an increase in net interest income of $330,000, or 16.4%, partially offset by an increase in non-interest expense of $191,000, or 10.1%, and an increase in income tax expense of $33,000.

Interest and Dividend Income. Interest and dividend income increased $413,000, or 18.2%, to $2.7 million for the three months ended December 31, 2022 from $2.3 million for the three months ended December 31, 2021. The increase was attributable to an increase of $289,000, or 47.2%, in interest on securities, an increase of $107,000, in interest on short-term investments, and an increase of $17,000, or 1.0%, in interest on loans. Interest income on securities increased due to an increase in the average balance of securities of $33.8 million to $151.2 million for the three months ended December 31, 2022, from $117.4 million for the three months ended December 31, 2021, and an increase in the average yield on securities of 26 basis points to 2.45% for the three months ended December 31, 2022 from 2.19% for the three months ended December 31, 2021. Interest income on short-term investments increased due to an increase in the average yield of 357 basis points to 3.74% for the three months ended December 31, 2022 from 0.17% for the three months ended December 31, 2021, partially offset by a decrease in the average balance of short-term investments of $24.0 million to $13.2 million for the three months ended December 31, 2022 from $37.2 million for the three months ended December 31, 2021. Interest income on loans increased primarily due to an increase in the average balance of loans of $5.1 million to $177.6 million for the three months ended December 31, 2022, from $172.5 million for the three months ended December 31, 2021, partially offset by a decrease in the average yield on loans of 7 basis points to 3.73% for the three months ended December 31, 2022 from 3.80% for the three months ended December 31, 2021. The increase in the average yields on securities and other interest-earning assets resulted from the investments that were purchased during the past nine months, as interest rates increased. The increase in the average loan balances was due to originations exceeding loan payoffs. The decrease in loan yields was due to higher interest rate loan payoffs exceeding loan originations in a high interest rate environment with reduced loan demand.

Interest Expense. Interest expense increased $83,000, or 32.3%, to $340,000 for the three months ended December 31, 2022 from $257,000 for the three months ended December 31, 2021. The increase was due to an increase in the average rate paid on certificates of deposit of 43 basis points, to 1.18%, for the three months ended December 31, 2022, from 0.75% for the three months ended December 31, 2021 due to the higher interest rate environment, partially offset by a decrease in the average balance of certificates of deposit of $10.6 million, to $99.0 million for the three months ended December 31, 2022, from $109.6 million for the three months ended December 31, 2021. The decrease in the average balance of certificates of deposit reflected the maturity of certificates of deposit before the Bank held certificates of deposit rate specials late during the three months ended December 31, 2022.

Net Interest Income. Net interest income increased $330,000, or 16.4%, to $2.3 million for the three months ended December 31, 2022, from $2.0 million for the three months ended December 31, 2021. The increase was due to an increase in average net interest-earning assets of $14.9 million combined with an increase in our net interest rate spread of 21 basis points to 2.62% for the three months ended December 31, 2022, from 2.41% for the three months ended December 31, 2021. Our net interest margin increased 27 basis points to 2.77% for the three months ended December 31, 2022 compared to 2.50% for the three months ended December 31, 2021. The increase in the net interest rate spread was a result of an increase in the yield on interest-earning assets exceeding the increase in the cost of interest-bearing liabilities.

Provision for Loan Losses. No provision for loan losses for the three months ended December 31, 2022 was recorded compared to a provision for loan losses of $10,000 for the three months ended December 31, 2021. The absence of a provision for the three months ended December 31, 2022 reflected continued strong asset quality. The allowance for loan losses was $1.7 million, or 0.97% of total loans, at December 31, 2022, compared to $1.7 million, or 1.00% of total loans, at December 31, 2021. The allowance for loan losses was $1.7 million, or 0.99% of total loans at June 30, 2022. At December 31, 2022, we had four loans totaling $1.5 million designated as special mention, as we await receipt from the borrowers of their current financials and tax returns as required by loan covenants. We had no loans categorized as substandard, doubtful or loss at December 31, 2022 or 2021. We did not have any non-performing loans at either December 31, 2022 or 2021. We had no charge-offs or recoveries for the three months ended December 31, 2022 or 2021.

Non-Interest Income. Non-interest income information is as follows.

	Three Months Ended
	December 31,		Change
(Dollars in thousands)	2022	2021	Amount	Percent
Customer service fees	$36	$31	$5	16.1%
Income on bank-owned life insurance	63	75	(12)	(16.0%)
Other income	53	55	(2)	(3.6%)
Total non-interest income	$152	$161	$(9)	(5.6%)

Non-interest income decreased $9,000, or 5.6%, to $152,000 for the three months ended December 31, 2022 from $161,000 for the three months ended December 31, 2021. The decrease was primarily due to a $12,000 decrease in income on bank-owned life insurance.

Non-Interest Expense. Non-interest expense information is as follows.

	Three Months Ended
	December 31,		Change
(Dollars in thousands)	2022	2021	Amount	Percent
Salaries and employee benefits	$1,250	1,167	$83	7.1%
Occupancy and equipment	255	208	47	22.6%
Advertising	71	37	34	91.9%
Data processing	84	91	(7)	(7.7%)
Deposit insurance	22	21	1	4.8%
Other	405	372	33	8.9%
Total non-interest expense	$2,087	$1,896	$191	10.1%

Non-interest expense increased $191,000, or 10.1%, to $2.1 million for the three months ended December 31, 2022 from $1.9 million for the three months ended December 31, 2021. The increase was due primarily to an $83,000 increase in salaries and employee benefit expense due to normal employee annual merit salary benefit increases and the expense recognized in connection with the Employee Stock Ownership Plan (the "ESOP"), a $47,000 increase in occupancy and equipment expenses due primarily to increased lease and service contracts expenses, a $34,000 increase in advertising expense related to an employment agency fee and a $33,000 increase in other expenses due primarily to increased professional expenses.

Provision for Income Taxes. The Company recorded a provision for income taxes of $65,000 for the three months ended December 31, 2022, which was a $33,000, or 103.1%, increase from income taxes of $32,000 for the three months ended December 31, 2021. Our effective tax rate was 16.0% and 12.0% for the quarters ended December 31, 2022 and 2021, respectively. The higher effective tax rate for the three months ended December 31, 2022 compared to the three months ended December 31, 2021 was due to changes in the composition of tax-advantaged municipal securities and bank-owned life insurance. The increase in the provision for income taxes for the three months ended December 31, 2022 was due to the increase in income before income taxes.

Average Balance and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Tax-equivalent adjustments have been made for tax-advantaged municipal securities income. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $383,000 and $354,000 at December 31, 2022 and 2021, respectively.

	For the Three Months Ended December 31,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$177,648	$1,657	3.73%	$172,505	$1,640	3.80%
Securities(1)	151,249	927	2.45%	117,441	644	2.19%
Other	13,153	123	3.74%	37,190	16	0.17%
Total interest-earning assets	342,050	2,707	3.17%	327,136	2,300	2.81%
Non-interest-earning assets	16,747			14,340
Total assets	$358,797			$341,476
Interest-bearing liabilities:
Interest-bearing demand deposits	$33,557	$4	0.05%	$30,903	$4	0.05%
Savings deposits	72,708	18	0.10%	72,233	18	0.10%
Money market deposits	39,876	27	0.27%	41,411	27	0.26%
Certificates of deposit	99,041	291	1.18%	109,563	206	0.75%
Total interest-bearing deposits	245,182	340	0.55%	254,110	255	0.40%
FHLB advances	-	-	-%	345	2	2.32%
Total interest-bearing liabilities	245,182	340	0.55%	254,455	257	0.40%
Noninterest-bearing liabilities
Non-interest-bearing demand deposits	32,887			34,168
Other non-interest-bearing liabilities	5,554			3,515
Total liabilities	283,623			292,138
Stockholders' equity	75,174			49,338
Total liabilities and stockholders' equity	$358,797			$341,476
Net interest income - FTE		$2,367			$2,043
Net interest rate spread(2)			2.62%			2.41%
Net interest-earning assets(3)	$96,868			$72,681
Net interest margin - FTE(4)			2.77%			2.50%
Average interest-bearing assets to interest-bearing liabilities			139.51%			128.56%

(1)
Includes tax equivalent adjustments for municipal securities, based on a statutory rate of 21%, of $26,000 and $32,000 for the three months ended December 31, 2022 and 2021, respectively.
(2)
Net interest rate spread represents the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

A reconciliation of income presented on a GAAP basis as compared to a fully tax-equivalent basis is below:

	For the Three Months Ended
	December 31,	December 31,
	2022	2021
Securities interest income (no tax adjustment)	$901	$612
Tax-equivalent adjustment	26	32
Securities (tax-equivalent basis)	$927	$644
Net interest income (no tax adjustment)	2,341	2,011
Tax-equivalent adjustment	26	32
Net interest income (tax-equivalent adjustment)	$2,367	$2,043

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

	For the Three Months Ended
	December 31, 2022 vs. 2021
(In thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$49	$(32)	$17
Securities	185	98	283
Other	(10)	117	107
Total interest-earning assets	224	183	407
Interest-bearing liabilities:
Interest-bearing demand deposits	-	-	-
Savings deposits	-	-	-
Money market deposits	(1)	1	-
Certificates of deposit	(20)	105	85
Total deposits	(21)	106	85
FHLB advances	(2)	-	(2)
Total interest-bearing liabilities	(23)	106	83
Change in net interest income	$247	$77	$324

Comparison of Operating Results for the Six Months Ended December 31, 2022 and 2021

General. We reported net income of $986,000 for the six months ended December 31, 2022, compared to net income of $706,000 for the six months ended December 31, 2021, an increase of $280,000, or 39.7%. The increase in net income was primarily due to an increase in net interest income of $710,000, or 17.8%, partially offset by an increase in non-interest expense of $287,000, or 8.1%, and an increase in income tax expense of $103,000, or 78.0%.

Interest and Dividend Income. Interest and dividend income increased $757,000, or 16.7%, to $5.3 million for the six months ended December 31, 2022 from $4.6 million for the six months ended December 31, 2021. The increase was attributable to an increase of $558,000, or 46.4%, in interest on securities, and an increase of $217,000, in interest on short-term investments, partially offset by a decrease of $18,000, or 0.5%, in interest on loans. Interest income on securities increased due to an increase in the average balance of securities of $38.1 million to $150.0 million for the six months ended December 31, 2022, from $112.0 million for the six months ended December 31, 2021, and an increase in the average yield on securities of 16 basis points to 2.42% for the six months ended December 31, 2022 from 2.26% for the six months ended December 31, 2021. Interest income on short-term investments increased due to an increase in the average yield of 270 basis points to 2.87% for the six months ended December 31, 2022 from 0.17% for the six months ended December 31, 2021, partially offset by a decrease in the average balance of cash and short-term investments of $21.7 million to $17.4 million for the six months ended December 31, 2022 from $39.1 million for the six months ended December 31, 2021. Interest income on loans decreased primarily due to a decrease in the average yield earned on loans of nine basis points, to 3.70% for the six months ended December 31, 2022, from 3.79% for the six months ended December 31, 2021, partially offset by an increase in the average balance of loans of $3.4 million to $177.1 million for the six months ended December 31, 2022, from $173.7 million for the six months ended December 31, 2021. The increase in the average yields on securities and other interest-earning assets resulted from the investments that were purchased during the past nine months, as interest rates increased. The increase in average loan balances was due to originations exceeding loan payoffs. The decrease in loan yields was due to higher interest rate loan payoffs exceeding loan originations in a high interest rate environment with reduced loan demand.

Interest Expense. Interest expense increased $47,000, or 8.8%, to $582,000 for the six months ended December 31, 2022 from $535,000 for the six months ended December 31, 2021. The increase was due to an increase in the average rate paid on certificates of deposit of 20 basis points to 0.98% for the six months ended December 31, 2022, from 0.78% for the six months ended December 31, 2021, partially offset by a decrease in the average balance of certificates of deposit of $12.0 million, to $98.1 million for the six months ended December 31, 2022, from $110.1 million for the six months ended December 31, 2021. The decrease in the average balance of certificates of deposit reflected the maturity of certificates of deposit before the Bank held certificates of deposit rate specials late during the second fiscal quarter of 2023.

Net Interest Income. Net interest income increased $710,000, or 17.8%, to $4.7 million for the six months ended December 31, 2022, from $4.0 million for the six months ended December 31, 2021. The increase was due to an increase in average interest-earning assets of $19.8 million combined with an increase in our net interest rate spread of 22 basis points to 2.63% for the six months ended December 31, 2022, from 2.41% for the six months ended December 31, 2021. Our net interest margin increased 26 basis points to 2.76% for the six months ended December 31, 2022 compared to 2.50% for the six months ended December 31, 2021. The increase in the net interest rate spread was a result of an increase in the yield on interest-earning assets exceeding the increase in the cost of interest-bearing liabilities.

Provision for Loan Losses. No provision for loan losses for the six months ended December 31, 2022 was recorded compared to a provision for loan losses of $25,000 for the six months ended December 31, 2021. The absence of a provision for the six months ended December 31, 2022 reflected continued strong asset quality.

Non-Interest Income. Non-interest income information is as follows.

	Six Months Ended
	December 31,		Change
(Dollars in thousands)	2022	2021	Amount	Percent
Customer service fees	$73	$61	$12	19.7%
Income on bank-owned life insurance(1)	127	123	4	3.3%
Gain on sale of securities available for sale	-	48	(48)	(100.0%)
Other income	152	159	(7)	(4.4%)
Total non-interest income	$352	$391	$(39)	(10.0%)

(1) Certain amounts in the prior period have been reclassified to conform to the current period presentation.

Non-interest income decreased $39,000, or 10.0%, to $352,000 for the six months ended December 31, 2022 from $391,000 for the six months ended December 31, 2021. The decrease was primarily due to the absence of a $48,000 gain on the sale of securities available for sale during the six months ended December 31, 2021, partially offset by increases in customer service fees of $12,000.

Non-Interest Expense. Non-interest expense information is as follows.

	Six Months Ended
	December 31,		Change
(Dollars in thousands)	2022	2021	Amount	Percent
Salaries and employee benefits(1)	$2,268	$2,121	$147	6.9%
Occupancy and equipment	498	418	80	19.1%
Advertising	110	78	32	41.0%
Data processing	178	171	7	4.1%
Deposit insurance	43	43	-
Other	738	691	47	6.8%
Total non-interest expense	$3,835	$3,522	$313	8.9%

(1) Certain amounts in the prior period have been reclassified to conform to the current period presentation.

Non-interest expense increased $313,000, or 8.9%, to $3.8 million for the six months ended December 31, 2022 from $3.5 million for the six months ended December 31, 2021. The increase was due primarily to a $147,000 increase in salaries and employee benefit expense due to normal employee annual merit salary and benefit increases and the expense recognized in connection with the ESOP, an $80,000 increase in occupancy and equipment expenses due primarily to increased lease and service contracts expenses, a $32,000 increase in advertising expense related to an employment agency fee and a $47,000 increase in other expenses due primarily to increased professional expenses.

Provision for Income Taxes. The Company recorded a provision for income taxes of $235,000 for the six months ended December 31, 2022, a $103,000, or 78.0%, increase from income taxes of $132,000 for the six months ended December 31, 2021. Our effective tax rate was 19.2% and 15.8% for the six months ended December 31, 2022 and 2021, respectively. The higher effective tax rate for the six months ended December 31, 2022 compared to the six months ended December 31, 2021 was due to changes in the composition of tax-advantaged municipal securities and bank-owned life insurance. The increase in the provision for income taxes for the six months ended December 31, 2022 was due to the increase in income before income taxes.

Average Balance and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Tax-equivalent adjustments have been made for tax-advantaged municipal securities income. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $383,000 and $354,000 at December 31, 2022 and 2021, respectively.

	For the Six Months Ended December 31,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$177,143	$3,276	3.70%	$173,701	$3,294	3.79%
Securities(1)	150,011	1,817	2.42%	111,952	1,267	2.26%
Other	17,435	250	2.87%	39,107	33	0.17%
Total interest-earning assets	344,589	5,343	3.10%	324,760	4,594	2.83%
Non-interest-earning assets	16,342			14,117
Total assets	$360,931			$338,877
Interest-bearing liabilities:
Interest-bearing demand deposits	$33,346	$8	0.05%	$30,786	$8	0.05%
Savings deposits	74,076	37	0.10%	71,667	37	0.10%
Money market deposits	42,685	58	0.27%	41,266	54	0.26%
Certificates of deposit	98,097	479	0.98%	110,088	430	0.78%
Total interest-bearing deposits	248,204	582	0.47%	253,807	529	0.42%
FHLB advances	-	-	-%	456	6	2.63%
Total interest-bearing liabilities	248,204	582	0.47%	254,263	535	0.42%
Noninterest-bearing liabilities
Non-interest-bearing demand deposits	32,702			32,018
Other non-interest-bearing liabilities	5,127			3,474
Total liabilities	286,033			289,755
Stockholders' equity	74,898			49,122
Total liabilities and stockholders' equity	$360,931			$338,877
Net interest income - FTE		$4,761			$4,059
Net interest rate spread(2)			2.63%			2.41%
Net interest-earning assets(3)	$96,385			$70,497
Net interest margin - FTE(4)			2.76%			2.50%
Average interest-bearing assets to interest-bearing liabilities			138.83%			127.73%

(1)
Includes tax equivalent adjustments for municipal securities, based on a statutory rate of 21%, of $57,000 and $65,000 for the six months ended December 31, 2022 and 2021, respectively.
(2)
Net interest rate spread represents the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

A reconciliation of income presented on a GAAP basis as compared to a fully tax-equivalent basis is presented below:

	For the Six Months Ended
	December 31,	December 31,
	2022	2021
Securities interest income (no tax adjustment)	$1,760	$1,202
Tax-equivalent adjustment	57	65
Securities (tax-equivalent basis)	$1,817	$1,267
Net interest income (no tax adjustment)	4,704	3,994
Tax-equivalent adjustment	57	65
Net interest income (tax-equivalent adjustment)	$4,761	$4,059

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

	For the Six Months Ended
	December 31, 2022 vs. 2021
(In thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$65	$(83)	$(18)
Securities	431	119	550
Other	(18)	235	217
Total interest-earning assets	478	271	749
Interest-bearing liabilities:
Interest-bearing demand deposits	1	(1)	-
Savings deposits	1	(1)	-
Money market deposits	2	2	4
Certificates of deposit	(47)	96	49
Total deposits	(43)	96	53
FHLB advances	(6)	-	(6)
Total interest-bearing liabilities	(49)	96	47
Change in net interest income	$527	$175	$702

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

As part of our ongoing asset-liability management, we use the following strategies to manage our interest rate risk:

•
market our non-interest-bearing demand, money market, savings and demand accounts;
•
diversify our loan mix;
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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model, the results of which are provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2022 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income.

Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast (In thousands)	Year 1 Change from Level
+400	$7,255	(16.5%)
+300	7,595	(12.6%)
+200	7,934	(8.7%)
+100	8,287	(4.7%)
Level	8,692	-
-100	8,646	(0.5%)
-200	8,523	(1.9%)
-300	8,329	(4.2%)
-400	8,281	(4.7%)
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

The table below sets forth, as of December 31, 2022, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

As of December 31, 2022
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets(3)
Change in Interest Rates (basis points)(1)	Estimated EVE(2) (In thousands)	Amount (In thousands)	Percent	EVE Ratio(4)	Decrease (basis points)
+400	$30,532	$(22,925)	(42.9%)	11.0%	(560)
+300	35,826	(17,631)	(33.0%)	12.4%	(420)
+200	41,456	(12,001)	(22.4%)	13.9%	(270)
+100	47,472	(5,985)	(11.2%)	15.3%	(130)
Level	53,457	-	-	16.6%	-
-100	58,552	5,095	9.5%	17.5%	90
-200	63,184	9,727	18.2%	18.2%	160
-300	66,994	13,537	25.3%	18.7%	210
-400	66,466	13,009	24.3%	18.1%	150

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2022, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 22.4% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience an 18.2% increase in EVE.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Boston. At December 31, 2022, we had no outstanding advances from the Federal Home Loan Bank of Boston. At December 31, 2022, we had the ability to borrow $66.8 million in Federal Home Loan Bank of Boston advances. Additionally, at December 31, 2022, we had a $2.4 million line of credit with the Federal Home Loan Bank of Boston, none of which was drawn at December 31, 2022.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $892,000 for the six months ended December 31, 2022, compared to $30,000 of net cash used in operating activities during the six months ended December 31, 2021. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on securities, was $10.5 million and $15.2 million for the six months ended December 31, 2022 and 2021, respectively. Net cash used in financing activities was $11.5 million for the six months ended December 31, 2022, compared to $22.4 million provided by financing activities for the six months ended December 31, 2021. Changes in net cash related to financing activities were primarily related to changes in deposit balances for the six months ended December 31, 2022 and 2021.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits as supplemented by the use of Federal Home Loan Bank of Boston advances as needed.

Capital Resources. At December 31, 2022 and June 30, 2022, the Bank exceeded all of its regulatory capital requirements. See Note 8 of the unaudited consolidated financial statements of this quarterly report.

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

At December 31, 2022, we had $597,000 of commitments to originate loans, $4.1 million of unadvanced funds under home equity lines of credit, $235,000 in unadvanced funds on construction loans, and $1.0 million of unadvanced funds under commercial and other lines of credit. See Note 9 in the Notes to the unaudited consolidated financial statements for further information.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 in the Notes to the unaudited consolidated financial statements and note 1 of the notes to our consolidated financial statements beginning on page F-1 of our Annual Report on Form 10-K. As an emerging growth company, we have elected to use the extended transition period to delay the adoption of new or re-issued accounting pronouncements applicable to public companies until such pronouncements are applicable to non-public companies.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Treasurer and Chief Operating Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2022, the Company’s Chief Executive Officer and Treasurer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2022, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

101

The following materials for the three and six months ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity and Retained Earnings, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFSB BANCORP, INC.

Date: February 8, 2023	By:	/s/ Michael E. McFarland
Michael E. McFarland
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2023	By:	/s/ Susan Shea
Susan Shea
Treasurer and Chief Operating Officer
(Principal Financial and Accounting Officer)