Form 10-Q
period 2023-03-31
CFSB Bancorp, Inc. /MA/
filed 2023-05-10
CIK 1879103

☐☐

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 6,632,642 shares of common stock, $0.01 par value per share, outstanding.

Item 1. Financial Statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	March 31,	June 30,
	2023	2022
Assets:
Cash and due from banks	$1,518	$1,609
Short-term investments	3,824	30,058
Total cash and cash equivalents	5,342	31,667
Securities available for sale, at fair value	158	199
Securities held to maturity, at amortized cost, fair value of $136,774 at March 31, 2023 and $133,593 at June 30, 2022	150,981	145,239
Federal Home Loan Bank stock, at cost	241	191
Loans, net of allowance for loan losses of $1,747 at March 31, 2023 and $1,747 at June 30, 2022	176,943	172,593
Premises and equipment, net	3,411	3,334
Accrued interest receivable	1,356	1,265
Bank-owned life insurance	10,335	10,144
Deferred tax asset	1,003	1,079
Operating lease right of use asset	976	-
Other assets	930	472
Total assets	$351,676	$366,183

Liabilities and Stockholders' Equity:
Deposits
Non-interest bearing	$30,054	$31,168
Interest-bearing	239,952	255,907
Total deposits	270,006	287,075
Mortgagors' escrow accounts	1,566	1,555
Operating lease liability	983	-
Accrued expenses and other liabilities	3,447	3,303
Total liabilities	276,002	291,933
Stockholders' Equity
Preferred Stock, $.01 par value, 10,000,000 shares authorized as of March 31, 2023 and June 30, 2022, none issued and outstanding as of March 31, 2023 and June 30, 2022	$-	$-
Common Stock, $.01 par value, 90,000,000 shares authorized as of March 31, 2023 and June 30, 2022, 6,632,642 issued and outstanding as of March 31, 2023 and 6,521,642 issued and outstanding as of June 30, 2022	65	65
Additional paid-in capital	27,729	27,720
Retained earnings	50,311	48,970
Accumulated other comprehensive (loss) income	(2)	-
Unearned compensation - ESOP, 242,866 and 250,536 shares unallocated at March 31, 2023 and June 30, 2022, respectively	(2,429)	(2,505)
Total stockholders' equity	75,674	74,250
Total liabilities and stockholders' equity	$351,676	$366,183

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Net Income (Loss) (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Interest and dividend income:
Interest and fees on loans	$1,700	$1,615	$4,976	$4,909
Interest and dividends on debt securities:
Taxable	837	548	2,383	1,507
Tax-exempt	101	117	315	360
Interest on short-term investments and certificates of deposit	53	17	303	50
Total interest and dividend income	2,691	2,297	7,977	6,826

Interest expense:
Deposits	533	245	1,115	774
Borrowings	3	1	3	7
Total interest expense	536	246	1,118	781

Net interest income	2,155	2,051	6,859	6,045
Provision for loan losses	-	1	-	26
Net interest income after provision for loan losses	2,155	2,050	6,859	6,019

Non-interest income:
Customer service fees	37	32	110	93
Income on bank-owned life insurance	64	75	191	183
Gain on sale of securities available for sale	-	-	-	48
Other income	47	46	199	205
Total non-interest income	148	153	500	529

Non-interest expenses:
Salaries and employee benefits	1,103	956	3,371	3,061
Occupancy and equipment	256	238	754	656
Advertising	38	32	148	110
Data processing	84	89	262	260
Deposit insurance	20	24	63	67
Charitable Foundation contribution	-	1,554	-	1,554
Other general and administrative	400	334	1,138	1,026
Total non-interest expenses	1,901	3,227	5,736	6,734

Income (loss) before income taxes	402	(1,024)	1,623	(186)
Provision (benefit) for income taxes	47	(196)	282	(64)
Net income (loss)	$355	$(828)	$1,341	$(122)

Net income (loss) per share:
Basic	$0.06	$(0.15)	$0.21	N/A
Diluted	$0.06	$(0.15)	$0.21	N/A

Weighted average shares outstanding:
Basic	6,300,633	5,500,173	6,282,384	N/A
Diluted	6,300,721	5,500,173	6,282,413	N/A

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net income (loss)	$355	$(828)	$1,341	$(122)
Other comprehensive income (loss):
Change in unrealized holding (losses) gains	-	(3)	(2)	30
Reclassification adjustment for net realized gains	-	-	-	(48)
Net change in unrealized losses	-	(3)	(2)	(18)
Tax effect	-	1	-	5
Net-of-tax amount	-	(2)	(2)	(13)
Comprehensive income (loss)	$355	$(830)	$1,339	$(135)

There were no sales of securities for the three and nine months ended March 31, 2023. There were no sales of securities during the three months ended March 31, 2022. The tax effect related to the net realized gain on sale of securities available for sale was $14,000 for the nine months ended March 31, 2022.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands)

					Accumulated
			Additional		Other	Unearned
	Common Stock		Paid-in	Retained	Comprehensive	Compensation
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Total
Balance at December 31, 2022	6,521,642	$65	$27,714	$49,956	$(2)	$(2,454)	$75,279
Net income	-	-	-	355	-	-	355
Other comprehensive loss	-	-	-	-	-	-	-
Restricted stock awards granted	111,000	-	-	-	-	-	-
Stock-based compensation	-	-	19	-	-	-	19
ESOP shares committed to be released	-	-	(4)	-	-	25	21
Balance at March 31, 2023	6,632,642	$65	$27,729	$50,311	$(2)	$(2,429)	$75,674

Balance at December 31, 2021	-	$-	$-	$49,334	$6	$-	$49,340
Net loss	-	-	-	(828)	-	-	(828)
Other comprehensive loss	-	-	-	-	(2)	-	(2)
Transfer of cash from Colonial Federal Savings Bank to 15 Beach MHC	-	-	-	(100)	-	-	(100)
Issuance of shares to mutual holding company	3,586,903	36	-	-	-	-	36
Issuance of shares in the initial public offering, net of expenses of $1,583,000	2,804,306	28	26,417	-	-	-	26,445
Issuance of shares to the Colonial Federal Savings Bank Charitable Foundation	130,433	1	1,303	-	-	-	1,304
Purchase of 255,648 shares by the ESOP	-	-	-	-	-	(2,556)	(2,556)
ESOP shares committed to be released	-	-	-	-	-	20	20
Balance at March 31, 2022	6,521,642	$65	$27,720	$48,406	$4	$(2,536)	$73,659

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands)

					Accumulated
			Additional		Other	Unearned
	Common Stock		Paid-in	Retained	Comprehensive	Compensation
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Total
Balance at June 30, 2022	6,521,642	$65	$27,720	$48,970	$-	$(2,505)	$74,250
Net income	-	-	-	1,341	-	-	1,341
Other comprehensive loss	-	-	-	-	(2)	-	(2)
Restricted stock awards granted	111,000	-	-	-	-	-	-
Stock-based compensation	-	-	19	-	-	-	19
ESOP shares committed to be released	-	-	(10)	-	-	76	66
Balance at March 31, 2023	6,632,642	$65	$27,729	$50,311	$(2)	$(2,429)	$75,674

Balance at June 30, 2021	-	$-	$-	$48,628	$17	$-	$48,645
Net loss	-	-	-	(122)	-	-	(122)
Other comprehensive loss	-	-	-	-	(13)	-	(13)
Transfer of cash from Colonial Federal Savings Bank to 15 Beach MHC	-	-	-	(100)	-	-	(100)
Issuance of shares to mutual holding company	3,586,903	36	-	-	-	-	36
Issuance of shares in the initial public offering, net of expenses of $1,583,000	2,804,306	28	26,417	-	-	-	26,445
Issuance of shares to the Colonial Federal Savings Bank Charitable Foundation	130,433	1	1,303	-	-	-	1,304
Purchase of 255,648 shares by the ESOP	-	-	-	-	-	(2,556)	(2,556)
ESOP shares committed to be released	-	-	-	-	-	20	20
Balance at March 31, 2022	6,521,642	$65	$27,720	$48,406	$4	$(2,536)	$73,659

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,341	$(122)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	-	26
Gain on sales of securities available for sale, net	-	(48)
Amortization of securities, net	331	434
Contribution of stock to the Colonial Federal Savings Bank Charitable Foundation	-	1,304
Net change in deferred loan costs and fees	17	18
Increase in cash surrender value of bank-owned life insurance	(191)	(123)
Depreciation and amortization, net	176	193
ESOP expense	66	20
Stock-based compensation	19	-
Net increase in accrued interest receivable	(91)	(65)
Other, net	(231)	(510)
Net cash provided by operating activities	1,437	1,127
Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	39	62
Sales	-	2,031
Activity in securities held to maturity:
Maturities, prepayments and calls	10,695	16,923
Purchases	(16,768)	(46,962)
Purchases of Federal Home Loan Bank of Boston stock	(50)	-
Loan originations and payments, net	(4,367)	1,649
Additions to premises and equipment	(253)	(44)
Purchase of bank-owned life insurance	-	(635)
Net cash used in investing activities	(10,704)	(26,976)
Cash flows from financing activities:
Net decrease in deposits	(17,069)	(654)
Net decrease in short-term borrowings	-	(803)
Proceeds from sale of common stock, net	-	26,481
Common stock purchased by ESOP	-	(2,556)
Net increase (decrease) in mortgagors' escrow accounts	11	(32)
Net cash (used in) provided by financing activities	(17,058)	22,436
Net change in cash and cash equivalents	(26,325)	(3,413)
Cash and cash equivalents at beginning of period	31,667	40,678
Cash and cash equivalents at end of period	$5,342	$37,265
Supplemental information:
Interest paid on deposits and short-term borrowings	$1,119	$783
Income taxes paid	$540	$196

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

Business

The Bank conducts operations from its three full-service banking offices and one limited-service banking office located in Quincy, Holbrook and Weymouth, Massachusetts, all within Norfolk County. The Bank considers its primary lending market area to be Norfolk and Plymouth Counties; however, the Bank occasionally makes loans secured by properties located outside of its primary lending market. The Bank's business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans and, to a lesser extent, multi-family real estate loans, commercial real estate loans, second mortgage loans and home equity lines of credit, consumer loans and construction loans.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Stock-based Compensation

The fair value of restricted stock and stock options is determined on the date of grant and amortized to compensation expense with a corresponding increase to additional paid-in capital over the required service period. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted based on actual forfeiture experience. The Black Scholes option-pricing model is used to determine the fair value of the stock options granted.

Earnings Per Share

The following table presents the factors used in the earnings per share calculation:

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Net income (loss)	$355	$(828)	$1,341	$(122)
Weighted average number of common shares outstanding	6,545,175	5,724,553	6,529,486	N/A
Less: Average unallocated ESOP shares	(244,542)	(224,380)	(247,102)	N/A
Average number of common shares outstanding used to calculate basic earnings per share	6,300,633	5,500,173	6,282,384	N/A
Effect of dilutive share-based compensation	88	-	29	N/A
Average number of common shares outstanding used to calculate diluted earnings per share	6,300,721	5,500,173	6,282,413	N/A
Basic earnings per share	$0.06	$(0.15)	$0.21	N/A
Diluted earnings per share	$0.06	$(0.15)	$0.21	N/A

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

Management believes that the allowance for loan losses was adequate as of March 31, 2023 and June 30, 2022. While management uses current information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions or other factors. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses, and as a result of such reviews, management may have to adjust the allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is management's responsibility and any increase or decrease in the allowance is the responsibility of management.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Management believes that the deferred tax provision was adequate as of March 31, 2023 and June 30, 2022. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” management uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require management to make projections of future taxable income. The judgments and estimates management makes in determining the deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory, economic or business factors change. Any reduction in estimated future taxable income may require management to record a valuation allowance against the deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the federal and state portion of its deferred tax asset.

Recent accounting pronouncements

On June 16, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable economic forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This ASU, as amended, is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Management is currently evaluating the impact of adopting this ASU to the unaudited consolidated financial statements, which may be material. To date, the Company has completed the development of historical loss and recovery data, and is working on identification and layering of various assumptions needed to translate the data into a life of loan loss estimate. In addition, the Company has also begun developing accounting policies, as well as considering the need for new internal controls relevant to the updated methodologies and models.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

2.
RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Effective March 26, 2020, the Board of Governors of the Federal Reserve reduced reserve requirement ratios to zero percent and therefore no reserve balance was required at March 31, 2023 or June 30, 2022.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

3.
SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	March 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$155	$-	$(3)	$152
Collateralized mortgage obligations	6	-	-	6
Total securities available for sale	$161	$-	$(3)	$158

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$995	$-	$(19)	$976
Mortgage-backed securities	48,987	9	(3,037)	45,959
Collateralized mortgage obligations	2	-	-	2
Municipal bonds	44,514	16	(6,019)	38,511
Corporate bonds	56,483	25	(5,182)	51,326
Total securities held to maturity	$150,981	$50	$(14,257)	$136,774

	June 30, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$186	$-	$-	$186
Collateralized mortgage obligations	13	-	-	13
Total securities available for sale	$199	$-	$-	$199

Securities held to maturity:
Government-sponsored enterprises:
Mortgage-backed securities	47,741	26	(1,895)	45,872
Collateralized mortgage obligations	7	-	-	7
Municipal bonds	45,776	23	(5,172)	40,627
Corporate bonds	51,715	20	(4,648)	47,087
Total securities held to maturity	$145,239	$69	$(11,715)	$133,593

Securities with an amortized cost of $14,662,000 and a fair value of $12,522,000 at March 31, 2023 were pledged to secure a credit line with the Federal Reserve Bank. See Note 7.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The amortized cost and fair value of debt securities, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023
	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$-	$-	$7,427	$7,354
Over 1 year through 5 years	-	-	32,357	31,100
Over 5 years through 10 years	-	-	38,323	33,705
Over 10 years	-	-	23,885	18,654
	-	-	101,992	90,813
Mortgage-backed securities	155	152	48,987	45,959
Collateralized mortgage obligations	6	6	2	2
	$161	$158	$150,981	$136,774

	June 30, 2022
	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$-	$-	$4,006	$4,008
Over 1 year through 5 years	-	-	25,269	24,763
Over 5 years through 10 years	-	-	42,934	38,600
Over 10 years	-	-	25,282	20,343
	-	-	97,491	87,714
Mortgage-backed securities	186	186	47,741	45,872
Collateralized mortgage obligations	13	13	7	7
	$199	$199	$145,239	$133,593

Information pertaining to securities with gross unrealized losses at March 31, 2023 or June 30, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2023
	Less Than Twelve Months		Over Twelve Months
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available for sale:
Mortgage-backed securities	$3	$139	$-	$10
Total temporarily impaired securities available for sale	$3	$139	$-	$10

Securities held to maturity:
Mortgage-backed securities	$741	$22,246	$2,296	$22,666
Debt obligations	19	976	-	-
Municipal bonds	116	9,038	5,903	22,799
Corporate bonds	324	14,406	4,858	34,349
Total temporarily impaired securities held to maturity	$1,200	$46,666	$13,057	$79,814

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

	June 30, 2022
	Less Than Twelve Months		Over Twelve Months
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities held to maturity:
Mortgage-backed securities	$1,712	$39,843	$183	$1,855
Municipal bonds	3,520	25,976	1,652	6,394
Corporate bonds	3,679	37,015	969	5,682
Total temporarily impaired securities held to maturity	$8,911	$102,834	$2,804	$13,931

At March 31, 2023, 271 debt securities had unrealized losses with aggregate depreciation of 10.13% from the Bank’s amortized cost basis. These unrealized losses are the result of changes in the interest rate environment and there have been no downgrades in the investment quality of these securities. The contractual terms of these securities do not permit the entities to settle the security at a price less than par value. Because the Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell the securities before recovery of their amortized cost basis, which may be maturity, it does not consider these securities to be other-than-temporarily impaired at March 31, 2023.

There were no sales of securities during the three and nine months ended March 31, 2023. There were no sales of securities during the three months ended March 31, 2022. Proceeds from the sale of securities available for sale was $2.0 million for the nine months ended March 31, 2022, resulting in realized gains of $48,000.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

4.
LOANS

A summary of the balances of loans follows:

(In thousands)	March 31, 2023	June 30, 2022
Mortgage loans on real estate:
Residential:
1-4 family	$140,164	$141,073
Multifamily	12,638	14,310
Second mortgages and home equity lines of credit	2,687	1,970
Construction	807	375
Commercial	20,576	14,761
Total mortgage loans on real estate	176,872	172,489
Consumer loans:
Consumer	54	84
Home improvement	2,130	2,116
Total other loans	2,184	2,200
Total loans	179,056	174,689
Allowance for loan losses	(1,747)	(1,747)
Net deferred loan fees	(366)	(349)
Loans, net	$176,943	$172,593

Residential loans are subject to a blanket lien securing Federal Home Loan Bank ("FHLB") advances. See Note 7.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents activity in the allowance for loan losses by loan category for the three and nine months ended March 31, 2023 and 2022.

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Construction	Commercial Real Estate	Consumer	Home Improvement	Unallocated	Total
Balance at December 31, 2022	$967	$199	$28	$6	$359	$-	$65	$123	$1,747
Provision (credit) for loan losses	(2)	(9)	1	2	(9)	-	(3)	20	-
Loans charged-off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance at March 31, 2023	$965	$190	$29	$8	$350	$-	$62	$143	$1,747

Balance at December 31, 2021	$976	$247	$25	$-	$265	$-	$58	$176	$1,747
Provision (credit) for loan losses	7	(14)	(3)	-	(4)	-	3	12	1
Loans charged-off	-	-	-	-	-	-	(1)	-	(1)
Recoveries	-	-	-	-	-	-	-	-	-
Balance at March 31, 2022	$983	$233	$22	$-	$261	$-	$60	$188	$1,747

Balance at June 30, 2022	$986	$215	$22	$4	$252	$-	$61	$207	$1,747
Provision (credit) for loan losses	(18)	(16)	6	2	107	-	4	(85)	-
Loans charged-off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance at March 31, 2023	$965	$190	$29	$8	$350	$-	$62	$143	$1,747

Balance at June 30, 2021	$967	$272	$23	$-	$279	$-	$58	$123	$1,722
Provision (credit) for loan losses	16	(39)	(1)	-	(18)	-	3	65	26
Loans charged-off	-	-	-	-	-	-	(1)	-	(1)
Recoveries	-	-	-	-	-	-	-	-	-
Balance at March 31, 2022	$983	$233	$22	$-	$261	$-	$60	$188	$1,747

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The allocation of the allowance for loan losses to each category is presented as of March 31, 2023 and June 30, 2022.

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Construction	Commercial Real Estate	Consumer	Home Improvement	Unallocated	Total
March 31, 2023
Allowance for impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-
Allowance for non-impaired loans	965	190	29	8	350	-	62	143	1,747
Total allowance for loan losses	$965	$190	$29	$8	$350	$-	$62	$143	$1,747

Impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-
Non-impaired loans	140,164	12,638	2,687	807	20,576	54	2,130	-	179,056
Total loans	$140,164	$12,638	$2,687	$807	$20,576	$54	$2,130	$-	$179,056

June 30, 2022
Allowance for impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-
Allowance for non-impaired loans	986	215	22	4	252	-	61	207	1,747
Total allowance for loan losses	$986	$215	$22	$4	$252	$-	$61	$207	$1,747

Impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-
Non-impaired loans	141,073	14,310	1,970	375	14,761	84	2,116	-	174,689
Total loans	$141,073	$14,310	$1,970	$375	$14,761	$84	$2,116	$-	$174,689

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following is a summary of past due and non-accrual loans at March 31, 2023 and June 30, 2022.

(In thousands)	30-59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Nonaccrual Loans
March 31, 2023
Residential 1-4 family	$1,262	$-	$-	$1,262	$-
Consumer	5	-	-	5	-
Total loans	$1,267	$-	$-	$1,267	$-

At June 30, 2022, there were no past due loans or loans on non-accrual. At June 30, 2022, there were no loans past due ninety days or more and still accruing.

There were no impaired loans at March 31, 2023 or June 30, 2022.

During the three and nine months ended March 31, 2023 and 2022, there were no troubled debt restructurings or troubled debt restructurings that defaulted in the first twelve months after restructuring. Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings. Any reserve required is recorded through the provision for loan losses.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents information on the Bank’s loans by risk ratings:

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Construction	Commercial Real Estate	Consumer	Home Improvement	Total
March 31, 2023
Pass	$138,723	$12,638	$2,687	$807	$20,576	$54	$2,130	$177,615
Special mention	1,441	-	-	-	-	-	-	1,441
Total loans	$140,164	$12,638	$2,687	$807	$20,576	$54	$2,130	$179,056

June 30, 2022
Pass	$141,073	$14,310	$1,970	$375	$14,761	$84	$2,116	$174,689
Total loans	$141,073	$14,310	$1,970	$375	$14,761	$84	$2,116	$174,689

At March 31, 2023 and June 30, 2022, there were no loans rated substandard, doubtful or loss. At June 30, 2022, there were no loans rated special mention.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

5.
PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

(In thousands)	March 31, 2023	June 30, 2022
Land	$1,553	$1,553
Bank buildings	1,066	1,066
Building improvements	926	926
Furniture, fixtures and equipment	1,294	1,225
Leasehold improvements	334	167
	5,173	4,937
Accumulated depreciation and amortization	(1,762)	(1,603)
	$3,411	$3,334

Depreciation and amortization expense for the three and nine months ended March 31, 2023 amounted to $53,000 and $176,000, respectively. Depreciation expense for the three and nine months ended March 31, 2022 amounted to $63,000 and $193,000, respectively.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

6.
DEPOSITS

A summary of deposit balances, by type, is as follows:

(In thousands)	March 31, 2023	June 30, 2022
NOW and demand	$60,714	$64,163
Regular and other	66,849	75,774
Money market deposits	31,326	47,010
Total non-certificate accounts	158,889	186,947
Term certificates of $250,000 or more	27,659	24,608
Term certificates less than $250,000	83,458	75,520
Total certificate accounts	111,117	100,128
Total deposits	$270,006	$287,075

A summary of certificate accounts by maturity is as follows:

	March 31, 2023		June 30, 2022
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due within 3 months	$21,805	1.09%	$24,873	0.45%
Over 3 months to 1 year	57,010	2.55	53,974	0.77
Over 1 year to 2 years	28,741	2.88	14,307	0.96
Over 2 years to 3 years	2,009	0.61	5,277	0.92
Over 3 years to 5 years	1,552	1.88	1,697	0.65
	$111,117	2.30%	$100,128	0.73%

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

7.
FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

There were no short-term or long-term FHLB advances outstanding at March 31, 2023 or June 30, 2022.

The Bank has an available line of credit in the amount of $2,354,000 with the FHLB of Boston at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank’s total assets. At March 31, 2023 and June 30, 2022, there were no funds advanced under the line of credit. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as first mortgage loans on owner-occupied one- to four-family residential property.

The Bank has an available line of credit under the Federal Reserve Bank Borrower-in-Custody program offered through the Discount Window. Under the terms of the credit line at March 31, 2023 and June 30, 2022, the Bank has pledged certain qualifying securities with a fair market value of $12,522,000 and $12,777,000, respectively. The line bears a variable interest rate equal to the federal funds rate plus 0.50%. At March 31, 2023 and June 30, 2022, there was no outstanding balance under this program.

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

Federal banking regulations require minimum capital requirements for community banking institutions as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. At March 31, 2023, the Bank met the required capital conservation buffer.

As of March 31, 2023, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of March 31, 2023 and June 30, 2022 are also presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total capital (to risk weighted assets)	$64,783	32.6%	$15,902	8.0%	$19,877	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,036	31.7	8,945	4.5	12,920	6.5
Tier 1 capital (to risk weighted assets)	63,036	31.7	11,926	6.0	15,902	8.0
Tier 1 capital (to adjusted total assets)	63,036	17.9	14,090	4.0	17,613	5.0

June 30, 2022
Total capital (to risk weighted assets)	$65,237	34.9%	$14,936	8.0%	$18,670	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,490	34.0	8,401	4.5	12,135	6.5
Tier 1 capital (to risk weighted assets)	63,490	34.0	11,202	6.0	14,936	8.0
Tier 1 capital (to adjusted total assets)	63,490	17.4	14,580	4.0	18,225	5.0

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

At March 31, 2023 and June 30, 2022, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In thousands)	March 31, 2023	June 30, 2022
Commitments to grant loans	$360	$5,551
Unadvanced funds on construction loans	28	460
Unadvanced funds on equity lines of credit	4,119	4,305
Unadvanced funds on commercial and other lines of credit	956	1,188

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

Operating lease commitments

The Company adopted ASU 2016-02, Leases (Topic 842), on July 1, 2022 and began recognizing operating leases on its consolidated balance sheet by recording a Right-Of-Use ("ROU") asset, representing the Company's legal right to use the leased assets and a net lease liability, representing the Company's legal obligation to make these lease payments. The Company, by policy, does not include renewal options for leases as part of its ROU asset and lease liabilities unless they are deemed reasonably certain to exercise. At March 31, 2023, the weighted average remaining lease term for operating leases was 9.13 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.56%.

At March 31, 2023, the Company had entered into two non-cancelable operating lease agreements for branch locations, one of which contains a renewal option to extend lease payments for a period of five years. The Company recognized ROUs and operating lease liabilities totaling $1.0 million at July 1, 2022.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Pursuant to the terms of these lease agreements in effect at March 31, 2023 pertaining to premises, future minimum rent commitments for the fiscal years ending 2023 through 2027 and thereafter are as follows:

Years ending
(In thousands)	June 30,
2023	$31
2024	117
2025	117
2026	117
2027	119
Thereafter	655
Total minimum lease payments	$1,156
Less: Imputed interest	(173)
Total lease liability	$983

The cost of the lease payments is not included above. Total lease expense for the three and nine months ended March 31, 2023 amounted to $34,000 and $102,000, respectively. Total lease expense for the three and nine months ended March 31, 2022 amounted to $23,000 and $68,000, respectively.

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

The ESOP funded its purchase of 255,648 shares through a loan from the Company equal to 100% of the purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank's contributions to the ESOP over the loan term of 25 years. At March 31, 2023, the principal balance on the ESOP loan was $2.5 million.

March 31, 2023
Shares held by the ESOP include the following:
Committed to be allocated	12,782
Unallocated	242,866
Total	255,648

Defined benefit plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (the "Pentegra DB Plan"), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.

Pension expense under the Pentegra DB Plan amounted to $188,000 and $513,000 for the three and nine months ended March 31, 2023, respectively. Pension expense under the Pentegra DB Plan amounted to $180,000 and $555,000 for the three and nine months ended March 31, 2022, respectively. There were no contributions made to the Pentegra DB Plan during the three months ended March 31, 2023. Contributions made to the Pentegra DB Plan during the nine months ended March 31, 2023 amounted to $675,000. There were no contributions made to the Pentegra DB Plan during the three months ended March 31, 2022. Contributions made to the Pentegra DB Plan during the nine months ended March 31, 2022 amounted to $715,000.

401(k) plan

The Bank has a savings plan which is intended to qualify under Section 401(k) of the Internal Revenue Code. The plan provides for voluntary contributions by participating employees ranging from 2% to 15% of their compensation, subject to certain limitations. The Bank matches 10% of the employee’s voluntary contributions up to 3% of their compensation. Employer 401(k) contribution expense amounted to $6,000 and $16,000 for the three and nine months ended March 31, 2023, respectively. Employer 401(k) contribution expense amounted to $7,000 and $27,000 for the three and nine months ended March 31, 2022, respectively.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental compensation plan

The Bank has entered into a Supplemental Executive Retirement Plan (the “SERP”) with certain officers, which provides for payments upon attaining the retirement age noted in the SERP. The present value of these future payments is provided over the remaining terms of the officers’ employment and at March 31, 2023 and June 30, 2022, the accrued liability amounted to $861,000 and $814,000, respectively. SERP expense amounted to $16,000 and $47,000 for the three and nine months ended March 31, 2023, respectively. SERP expense amounted to $17,000 and $52,000 for the three and nine months ended March 31, 2022, respectively. In connection with these SERPs, the Bank purchased life insurance policies, which had a cash surrender value of $5.9 million and $5.7 million at March 31, 2023 and June 30, 2022, respectively.

In addition, the Bank provides death benefits for officers and directors of the Bank under the terms of Split Dollar Agreements. The Bank has purchased life insurance contracts in connection with these agreements and the cash surrender value of the policies at March 31, 2023 and June 30, 2022 amounted to $4.5 million and $4.4 million, respectively. For the three and nine months ended March 31, 2023, post-retirement expense related to these obligations amounted to $19,000 and $77,000, respectively, and $14,000 and $41,000 for the three and nine months ended March 31, 2022, respectively.

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

Assets and liabilities measured at fair value on a recurring basis

At March 31, 2023 and June 30, 2022, securities available for sale were measured at Level 2 with a fair value of $158,000 and $199,000, respectively. All fair value measurements are obtained from a third-party pricing service and are not adjusted by management. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no securities measured at fair value in Levels 1 and 3.

There are no liabilities measured at fair value on a recurring basis at March 31, 2023 or June 30, 2022.

Assets and liabilities measured at fair value on a non-recurring basis

The Bank may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2023 or June 30, 2022.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and June 30, 2022.

	March 31, 2023
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$5,342	$5,342	$-	$-	$5,342
Securities available for sale	158	-	158	-	158
Securities held to maturity	150,981	-	136,774	-	136,774
Federal Home Loan Bank of Boston stock	241	-	-	241	241
Loans, net	176,943	-	-	159,853	159,853
Accrued interest receivable	1,356	-	-	1,356	1,356

Liabilities:
Deposits	270,006	-	-	257,027	257,027

	June 30, 2022
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$31,667	$31,667	$-	$-	$31,667
Securities available for sale	199	-	199	-	199
Securities held to maturity	145,239	-	133,593	-	133,593
Federal Home Loan Bank of Boston stock	191	-	-	191	191
Loans, net	172,593	-	-	161,098	161,098
Accrued interest receivable	1,265	-	-	1,265	1,265

Liabilities:
Deposits	287,075	-	-	268,039	268,039

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

12.
STOCK-BASED COMPENSATION

Under the CFSB Bancorp, Inc. 2023 Equity Incentive Plan (the "2023 Equity Plan"), the Company may grant options, restricted stock, restricted stock units or performance awards to its directors, officers and employees. Both incentive stock options and nonqualified stock options may be granted under the 2023 Equity Plan with 319,560 shares reserved for options. Any options forfeited because vesting requirements are not met or expired will become available for re-issuance under the 2023 Equity Plan. The exercise price of each option equals the market price of the Company's stock on the date of the grant and the maximum term of each option is 10 years. The total number of shares reserved for restricted stock is 127,824. Options and awards generally vest ratably over three to five years. The fair value of shares awarded is based on the market price at the date of grant.

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•
Volatility is based on peer group volatility because the Company does not have a sufficient trading history.
•
Expected life represents the period of time that the options are expected to be outstanding, taking into account the contractual term, and the vesting period.
•
Expected dividend yield is based on the Company's history and expectations of dividend payouts.
•
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

During the nine months ended March 31, 2023, the Company made the following grants of options to purchase shares of common stock and used the following assumptions in measuring the fair value of such grants:

For the Nine Months Ended
March 31, 2023
Options granted	273,000
Vesting period (years)	5
Expiration period (years)	10
Expected volatility	29.3%
Expected life (years)	6.5
Expected dividend yield	0%
Risk-free interest rate	3.70%
Option fair value	$3.17

There were no grants of options to purchase shares of common stock during the nine months ended March 31, 2022.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

A summary of stock option activity for the nine months ended March 31, 2023 is presented in the table below:

	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at July 1, 2022
Granted	273,000	$8.33	9.95
Exercised	-	-	-
Forfeited	-	-	-
Balance at March 31, 2023	273,000	$8.33	9.95	$-
Exercisable at March 31, 2023	-	$-	-	$-
Unrecognized compensation cost	$855,000
Weighted average remaining recognition period (years)	4.95

For the three and nine months ended March 31, 2023, stock-based compensation expense applicable to stock options was $9,000. There was no stock-based compensation expense applicable to stock options for the three and nine months ended March 31, 2022. There were no tax benefits related to stock-based compensation expense applicable to stock-options for the three and nine months ended March 31, 2023 and 2022, respectively.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Restricted Stock

Shares issued may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will become available for reissuance under the 2023 Equity Plan. The fair market value of shares awarded, based on the market price at the date of the grant, is amortized over the applicable vesting period. Restricted stock awarded to date has been at no cost to the awardee. The following table presents activity in restricted stock awards under the 2023 Equity Plan for the nine months ended March 31, 2023:

	Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at July 1, 2022
Granted	111,000	$8.35
Vested	-	-
Forfeited	-	-
Restricted stock awards at March 31, 2023	111,000	$8.35
Unrecognized compensation cost	$916,000
Weighted average remaining recognition period (years)	4.95

For the three and nine months ended March 31, 2023, stock-based compensation applicable to restricted stock was $10,000. There was no stock-based compensation expense applicable to restricted stock for the three and nine months ended March 31, 2022. There were no tax benefits related to stock-based compensation expense applicable to restricted stock for the three and nine months ended March 31, 2023 and 2022, respectively.

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
•
changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
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

Deferred Income Taxes. At March 31, 2023, we had a net deferred tax asset totaling $1.0 million. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established if it is not more likely than not realizable. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting deferred tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize its federal and state deferred tax asset.

There have been no material changes to our critical accounting policies during the three and nine months ended March 31, 2023.

For additional information on our significant accounting policies, please refer to Note 1 of the audited consolidated financial statements within our Annual Report on Form 10-K.

Comparison of Financial Condition at March 31, 2023 and June 30, 2022

Total Assets. Total assets decreased $14.5 million, or 4.0%, to $351.7 million at March 31, 2023 from $366.2 million at June 30, 2022. The decrease resulted primarily from decreases in cash and cash equivalents of $26.4 million, or 83.3%, partially offset by increases in securities held to maturity of $5.8 million, or 4.0%, and net loans of $4.3 million, or 2.5%. The Company adopted Accounting Standard Update ("ASU") 2016-02-Leases (Topic 842) on July 1, 2022 and began recognizing operating leases on its consolidated balance sheet by recording a Right-Of-Use asset, representing the Company's legal right to use the leased assets and a net lease liability, representing the Company's legal obligation to make these lease payments, which resulted in an increase of $1.0 million in total assets and total liabilities at March 31, 2023.

Cash and Cash Equivalents. Cash and cash equivalents decreased $26.4 million, or 83.3%, to $5.3 million at March 31, 2023 from $31.7 million at June 30, 2022, as we invested excess cash into securities and loans to increase our overall yield on interest-earning assets and funded deposit outflows.

Net Loans. Net loans increased $4.3 million, or 2.5%, to $176.9 million at March 31, 2023 from $172.6 million at June 30, 2022. The increase was due primarily to increases in commercial real estate loans of $5.8 million, or 39.4%, and $717,000, or 36.4%, in second mortgages and home equity lines of credit, partially offset by a decrease of $1.7 million, or 11.7%, in multi-family real estate loans. The growth in commercial real estate loans was the result of increased loan originations and the Bank's continued focus on growing and diversifying the loan portfolio.

Securities Available for Sale. Securities available for sale decreased $41,000, or 20.6%, to $158,000 at March 31, 2023 from $199,000 at June 30, 2022. The decrease was due to prepayments and the decline in fair value due to the rising interest rate environment.

Securities Held to Maturity. Securities held to maturity increased $5.8 million, or 4.0%, to $151.0 million at March 31, 2023 from $145.2 million at June 30, 2022, as we invested excess cash into corporate bonds, municipal bonds and mortgage-backed securities to increase our overall yield on interest-earning assets.

Total Liabilities. Total liabilities decreased $15.9 million, or 5.4%, to $276.0 million at March 31, 2023 from $291.9 million at June 30, 2022. The decrease was the result of decreases in deposits of $17.1 million, or 6.0%, partially offset by the new operating lease liability of $1.0 million.

Deposits. Deposits decreased $17.1 million, or 6.0%, to $270.0 million at March 31, 2023 from $287.1 million at June 30, 2022. The decrease was primarily due to decreases of $9.0 million, or 11.9%, in savings accounts, $3.5 million, or 5.5% in NOW and demand accounts, and $15.7 million, or 33.4%, in money market accounts, partially offset by an increase of $11.0 million, or 11.0%, in term certificates. The decrease reflects management's decision not to increase interest rates for savings and money market accounts. During the second and third quarters of the fiscal year, the Bank held term certificate promotions, which contributed to the increase in the balance of term certificates. Uninsured deposits of Colonial Federal Savings Bank amounted to $37.6 million and $42.5 million at March 31, 2023 and June 30, 2022, respectively.

Stockholders' Equity. Total stockholders' equity increased $1.4 million, or 1.9%, to $75.7 million at March 31, 2023 from $74.3 million at June 30, 2022. The increase was primarily due to net income of $1.3 million and change in unearned ESOP compensation of $66,000 for the nine months ended March 31, 2023.

Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022

General. We reported net income of $355,000 for the three months ended March 31, 2023, compared to a net loss of $828,000 for the three months ended March 31, 2022, an increase of $1.2 million. This increase in net income was primarily due to a charitable contribution of $1.6 million during the three months ended March 31, 2022 in connection with the establishment and funding of a charitable foundation in connection with the Bank's mutual holding company reorganization and stock offering in January 2022. Additionally, net interest income increased $104,000, or 5.1%, partially offset by an increase in non-interest expense (excluding the charitable foundation contribution made during the three months ended March 31, 2022) of $228,000, or 13.6%, and an increase in income tax expense of $243,000.

Interest and Dividend Income. Interest and dividend income increased $394,000, or 17.2%, to $2.7 million for the three months ended March 31, 2023 from $2.3 million for the three months ended March 31, 2022. The increase was attributable to an increase of $273,000, or 41.1%, in interest on securities, an increase of $36,000, or 211.8%, in interest on short-term investments, and an increase of $85,000, or 5.3%, in interest on loans. Interest income on securities increased due to an increase in the average balance of securities of $23.1 million to $150.9 million for the three months ended March 31, 2023, from $127.8 million for the three months ended March 31, 2022, and an increase in the average yield on securities of 36 basis points to 2.54% for the three months ended March 31, 2023 from 2.18% for the three months ended March 31, 2022. Interest income on short-term investments increased due to an increase in the average yield of 385 basis points to 4.01% for the three months ended March 31, 2023 from 0.16% for the three months ended March 31, 2022, partially offset by a decrease in the average balance of short-term investments of $36.8 million to $5.3 million for the three months ended March 31, 2023 from $42.1 million for the three months ended March 31, 2022. Interest income on loans increased due to an increase in the average balance of loans of $5.0 million to $179.5 million for the three months ended March 31, 2023, from $174.5 million for the three months ended March 31, 2022, and due to an increase in the average yield on loans of nine basis points to 3.79% for the three months ended March 31, 2023 from 3.70% for the three months ended March 31, 2022. The increase in the average yields on interest-earning assets resulted from the higher interest rate environment.

Interest Expense. Interest expense increased $290,000, or 117.9%, to $536,000 for the three months ended March 31, 2023 from $246,000 for the three months ended March 31, 2022. The increase was due to an increase in the average rate paid on certificates of deposit of 112 basis points, to 1.84% for the three months ended March 31, 2023, from 0.72% for the three months ended March 31, 2022 due to the higher interest rate environment, partially offset by a decrease in the average balance of certificates of deposit of $909,000, to $106.6 million for the three months ended March 31, 2023, from $107.5 million for the three months ended March 31, 2022. The decrease in the average balance of term deposits reflected the maturity of certificates of deposit before the Bank held certificates of deposit rate specials during the second and third fiscal quarters of 2023.

Net Interest Income. Net interest income increased $104,000, or 5.1%, to $2.2 million for the three months ended March 31, 2023, from $2.1 million for the three months ended March 31, 2022. The increase was due to an increase in average net interest-earning assets of $3.9 million combined with an increase in the net interest rate spread of three basis points to 2.34% for the three months ended March 31, 2023, from 2.31% for the three months ended March 31, 2022. The net interest margin increased 17 basis points to 2.59% for the three months ended March 31, 2023 compared to 2.42% for the three months ended March 31, 2022. The increase in the net interest rate spread was a result of an increase in the yield on interest-earning assets exceeding the increase in the cost of interest-bearing liabilities.

Provision for Loan Losses. No provision for loan losses for the three months ended March 31, 2023 was recorded compared to a provision for loan losses of $1,000 for the three months ended March 31, 2022. The absence of a provision for the three months ended March 31, 2023 reflected continued strong asset quality. The allowance for loan losses was $1.7 million, or 0.98% of total loans, at March 31, 2023, compared to $1.7 million, or 1.00% of total loans, at March 31, 2022. The allowance for loan losses was $1.7 million, or 0.99% of total loans at June 30, 2022. At March 31, 2023, we had four one- to four-family loans totaling $1.4 million designated as special mention. We had no loans categorized as substandard, doubtful or loss at March 31, 2023 or 2022. We did not have any non-performing loans at either March 31, 2023 or 2022. We had no charge-offs or recoveries for the three months ended March 31, 2023 or 2022. At March 31, 2023, we had four one- to four-family residential real estate loans totaling $1.3 million and one consumer loan, totaling $5,000 that were 30-59 days past due. Each of these loans were made current following March 31, 2023.

Non-Interest Income. Non-interest income information is as follows.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2023	2022	Amount	Percent
Customer service fees	$37	$32	$5	15.6%
Income on bank-owned life insurance	64	75	(11)	(14.7%)
Other income	47	46	1	2.2%
Total non-interest income	$148	$153	$(5)	(3.3%)

Non-interest income decreased $5,000, or 3.3%, to $148,000 for the three months ended March 31, 2023 from $153,000 for the three months ended March 31, 2022. The decrease was primarily due to an $11,000 decrease in income on bank-owned life insurance.

Non-Interest Expense. Non-interest expense information is as follows.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2023	2022	Amount	Percent
Salaries and employee benefits	$1,103	956	$147	15.4%
Occupancy and equipment	256	238	18	7.6%
Advertising	38	32	6	18.8%
Data processing	84	89	(5)	(5.6%)
Deposit insurance	20	24	(4)	(16.7%)
Charitable Foundation contribution	-	1,554	(1,554)	(100.0%)
Other	400	334	66	19.8%
Total non-interest expense	$1,901	$3,227	$(1,326)	(41.1%)

Non-interest expense decreased $1.3 million, or 41.1%, to $1.9 million for the three months ended March 31, 2023 from $3.2 million for the three months ended March 31, 2022. The decrease was due primarily to the absence of a $1.6 million contribution to the Colonial Federal Savings Bank Charitable Foundation during the three months ended March 31, 2022, partially offset by a $147,000 increase in salaries and employee benefit expense due to normal employee annual merit salary benefit increases and the expense recognized in connection with the Colonial Federal Savings Bank Employee Stock Ownership Plan, an $18,000 increase in occupancy and equipment expenses due primarily to increased lease and service contracts expenses, and a $66,000 increase in other expenses due primarily to increased professional expenses.

Provision for Income Taxes. The Company recorded a provision for income taxes of $47,000 for the three months ended March 31, 2023, which was a $243,000 increase from an income tax benefit of $196,000 for the three months ended March 31, 2022. The increase in the provision for income taxes for the three months ended March 31, 2023 was due to the increase in income before income taxes.

Average Balance and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Tax-equivalent adjustments have been made for tax-advantaged municipal securities income. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $366,000 and $349,000 at March 31, 2023 and 2022, respectively.

	For the Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$179,452	$1,700	3.79%	$174,485	$1,615	3.70%
Securities(1)	150,945	960	2.54%	127,837	696	2.18%
Other	5,287	53	4.01%	42,130	17	0.16%
Total interest-earning assets	335,684	2,713	3.23%	344,452	2,328	2.70%
Non-interest-earning assets	17,207			17,417
Total assets	$352,891			$361,869
Interest-bearing liabilities:
Interest-bearing demand deposits	$32,245	$4	0.05%	$31,088	$6	0.08%
Savings deposits	68,097	17	0.10%	73,426	18	0.10%
Money market deposits	34,377	22	0.26%	42,077	27	0.26%
Certificates of deposit	106,555	490	1.84%	107,464	194	0.72%
Total interest-bearing deposits	241,274	533	0.88%	254,055	245	0.39%
FHLB advances	244	3	4.92%	174	1	2.30%
Total interest-bearing liabilities	241,518	536	0.89%	254,229	246	0.39%
Noninterest-bearing liabilities
Non-interest-bearing demand deposits	30,352			31,936
Other non-interest-bearing liabilities	5,554			4,315
Total liabilities	277,424			290,480
Stockholders' equity	75,467			71,389
Total liabilities and stockholders' equity	$352,891			$361,869
Net interest income - FTE		$2,177			$2,082
Net interest rate spread(2)			2.34%			2.31%
Net interest-earning assets(3)	$94,166			$90,223
Net interest margin - FTE(4)			2.59%			2.42%
Average interest-bearing assets to interest-bearing liabilities			138.99%			135.49%
(1)
Includes tax equivalent adjustments for municipal securities, based on a statutory rate of 21%, of $22,000 and $31,000 for the three months ended March 31, 2023 and 2022, respectively.
(2)
Net interest rate spread represents the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

A reconciliation of income presented on a GAAP basis as compared to a fully tax-equivalent basis is below:

	For the Three Months Ended
	March 31,	March 31,
	2023	2022
Securities interest income (no tax adjustment)	$938	$665
Tax-equivalent adjustment	22	31
Securities (tax-equivalent basis)	$960	$696
Net interest income (no tax adjustment)	2,155	2,051
Tax-equivalent adjustment	22	31
Net interest income (tax-equivalent adjustment)	$2,177	$2,082
Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income on a fully tax-equivalent basis for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	For the Three Months Ended
	March 31, 2023 vs. 2022
(In thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$46	$39	$85
Securities	126	138	264
Other	(15)	51	36
Total interest-earning assets	157	228	385
Interest-bearing liabilities:
Interest-bearing demand deposits	-	(2)	(2)
Savings deposits	(1)	-	(1)
Money market deposits	(5)	-	(5)
Certificates of deposit	(2)	298	296
Total deposits	(8)	296	288
FHLB advances	-	2	2
Total interest-bearing liabilities	(8)	298	290
Change in net interest income	$165	$(70)	$95

Comparison of Operating Results for the Nine Months Ended March 31, 2023 and 2022

General. We reported net income of $1.3 million for the nine months ended March 31, 2023, compared to a net loss of $122,000 for the nine months ended March 31, 2022, an increase of $1.5 million. The increase in net income was primarily due to a contribution to the Colonial Federal Savings Bank Charitable Foundation of $1.6 million during the nine months ended March 31, 2022, and an increase in net interest income of $814,000, or 13.5%, partially offset by an increase in non-interest expense, excluding the charitable foundation contribution, of $556,000, or 10.7%, and an increase in income tax expense of $346,000.

Interest and Dividend Income. Interest and dividend income increased $1.2 million, or 16.9%, to $8.0 million for the nine months ended March 31, 2023 from $6.8 million for the nine months ended March 31, 2022. The increase was attributable to an increase of $831,000, or 44.5%, in interest on securities, an increase of $253,000, in interest on short-term investments, and an increase of $67,000, or 1.4%, in interest on loans. Interest income on securities increased due to an increase in the average balance of securities of $33.1 million to $150.3 million for the nine months ended March 31, 2023, from $117.2 million for the nine months ended March 31, 2022, and an increase in the average yield on securities of 24 basis points to 2.47% for the nine months ended March 31, 2023 from 2.23% for the nine months ended March 31, 2022. Interest income on short-term investments increased due to an increase in the average yield of 283 basis points to 3.00% for the nine months ended March 31, 2023 from 0.17% for the nine months ended March 31, 2022, partially offset by a decrease in the average balance of cash and short-term investments of $26.7 million to $13.4 million for the nine months ended March 31, 2023 from $40.1 million for the nine months ended March 31, 2022. Interest income on loans increased due to an increase in the average balance of loans of $7.0 million, to $177.9 million for the nine months ended March 31, 2023, from $170.9 million for the nine months ended March 31, 2022, partially offset by a decrease in the average yield earned on loans of 10 basis points to 3.73% for the nine months ended March 31, 2023, from 3.83% for the nine months ended March 31, 2022. The increase in the average yields on securities and other interest-earning assets resulted from the investments that were purchased during the past nine months, as interest rates increased. The increase in average loan balances was due to originations exceeding loan payoffs. The decrease in loan yields was due to higher interest rate loan payoffs exceeding the rate on loan originations in a high interest rate environment with reduced loan demand.

Interest Expense. Interest expense increased $337,000, or 43.1%, to $1.1 million for the nine months ended March 31, 2023 from $781,000 for the nine months ended March 31, 2022. The increase was due to an increase in the average rate paid on certificates of deposit of 52 basis points to 1.28% for the nine months ended March 31, 2023, from 0.76% for the nine months ended March 31, 2022, partially offset by a decrease in the average balance of certificates of deposit of $8.3 million, to $100.9 million for the nine months ended March 31, 2023, from $109.2 million for the nine months ended March 31, 2022. The decrease in the average balance of certificates of deposit reflected the maturity of certificates of deposit before the Bank held certificates of deposit rate specials during the second and third fiscal quarters of 2023.

Net Interest Income. Net interest income increased $814,000, or 13.5%, to $6.9 million for the nine months ended March 31, 2023, from $6.1 million for the nine months ended March 31, 2022. The increase was due to an increase in average net interest-earning assets of $21.7 million combined with an increase in our net interest rate spread of 14 basis points to 2.54% for the nine months ended March 31, 2023, from 2.40% for the nine months ended March 31, 2022. Our net interest margin increased 22 basis points to 2.71% for the nine months ended March 31, 2023 compared to 2.49% for the nine months ended March 31, 2022. The increase in the net interest rate spread was a result of an increase in the yield on interest-earning assets exceeding the increase in the cost of interest-bearing liabilities.

Provision for Loan Losses. No provision for loan losses was recorded for the nine months ended March 31, 2023 compared to a provision for loan losses of $26,000 for the nine months ended March 31, 2022. The absence of a provision for the nine months ended March 31, 2023 reflected continued strong asset quality.

Non-Interest Income. Non-interest income information is as follows.

	Nine Months Ended
	March 31,		Change
(Dollars in thousands)	2023	2022	Amount	Percent
Customer service fees	$110	$93	$17	18.3%
Income on bank-owned life insurance(1)	191	183	8	4.4%
Gain on sale of securities available for sale	-	48	(48)	(100.0%)
Other income	199	205	(6)	(2.9%)
Total non-interest income	$500	$529	$(29)	(5.5%)

(1) Certain amounts in the prior period have been reclassified to conform to the current period presentation.

Non-interest income decreased $29,000, or 5.5%, to $500,000 for the nine months ended March 31, 2023 from $529,000 for the nine months ended March 31, 2022. The decrease was primarily due to the absence of a $48,000 gain on the sale of securities available for sale during the nine months ended March 31, 2022, partially offset by increases in customer service fees of $17,000.

Non-Interest Expense. Non-interest expense information is as follows.

	Nine Months Ended
	March 31,		Change
(Dollars in thousands)	2023	2022	Amount	Percent
Salaries and employee benefits(1)	$3,371	$3,061	$310	10.1%
Occupancy and equipment	754	656	98	14.9%
Advertising	148	110	38	34.5%
Data processing	262	260	2	0.8%
Deposit insurance	63	67	(4)	(6.0%)
Charitable Foundation contribution	-	1,554	(1,554)	(100.0%)
Other	1,138	1,026	112	10.9%
Total non-interest expense	$5,736	$6,734	$(998)	(14.8%)

(1) Certain amounts in the prior period have been reclassified to conform to the current period presentation.

Non-interest expense decreased $998,000, or 14.8%, to $5.7 million for the nine months ended March 31, 2023 from $6.7 million for the nine months ended March 31, 2022. This decrease in non-interest expense was primarily due to the contribution to the Colonial Federal Savings Bank Charitable Foundation of $1.6 million during the nine months ended March 31, 2022, partially offset by a $310,000 increase in salaries and employee benefit expense due to normal employee annual merit salary and benefit increases and expenses recognized in connection with the ESOP, a $98,000 increase in occupancy and equipment expenses due primarily to increased lease and service contracts expenses, a $38,000 increase in advertising expense related to an employment agency fee and a $112,000 increase in other expenses due primarily to increased professional expenses.

Provision for Income Taxes. The Company recorded a provision for income taxes of $282,000 for the nine months ended March 31, 2023, a $346,000 increase from an income tax benefit of $64,000 for the nine months ended March 31, 2022. Our effective tax rate was 17.4% and 34.4% for the nine months ended March 31, 2023 and 2022, respectively. The increase in the provision for income taxes for the nine months ended March 31, 2023 was due to the increase in income before income taxes.

Average Balance and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Tax-equivalent adjustments have been made for tax-advantaged municipal securities income. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $366,000 and $349,000 at March 31, 2023 and 2022, respectively.

	For the Nine Months Ended March 31,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$177,898	$4,976	3.73%	$170,944	$4,909	3.83%
Securities(1)	150,318	2,782	2.47%	117,169	1,963	2.23%
Other	13,445	303	3.00%	40,100	50	0.17%
Total interest-earning assets	341,661	8,061	3.15%	328,213	6,922	2.81%
Non-interest-earning assets	16,401			15,863
Total assets	$358,062			$344,076
Interest-bearing liabilities:
Interest-bearing demand deposits	$32,982	$12	0.05%	$30,885	$14	0.06%
Savings deposits	72,112	54	0.10%	72,245	55	0.10%
Money market deposits	39,956	80	0.27%	41,533	81	0.26%
Certificates of deposit	100,875	969	1.28%	109,226	624	0.76%
Total interest-bearing deposits	245,925	1,115	0.60%	253,889	774	0.41%
FHLB advances	80	3	5.00%	363	7	2.57%
Total interest-bearing liabilities	246,005	1,118	0.61%	254,252	781	0.41%
Noninterest-bearing liabilities
Non-interest-bearing demand deposits	31,928			32,130
Other non-interest-bearing liabilities	5,044			1,151
Total liabilities	282,977			287,533
Stockholders' equity	75,085			56,543
Total liabilities and stockholders' equity	$358,062			$344,076
Net interest income - FTE		$6,943			$6,141
Net interest rate spread(2)			2.54%			2.40%
Net interest-earning assets(3)	$95,656			$73,961
Net interest margin - FTE(4)			2.71%			2.49%
Average interest-bearing assets to interest-bearing liabilities			138.88%			129.09%
(1)
Includes tax equivalent adjustments for municipal securities, based on a statutory rate of 21%, of $84,000 and $96,000 for the nine months ended March 31, 2023 and 2022, respectively.
(2)
Net interest rate spread represents the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

A reconciliation of income presented on a GAAP basis as compared to a fully tax-equivalent basis is presented below:

	For the Nine Months Ended
	March 31,	March 31,
	2023	2022
Securities interest income (no tax adjustment)	$2,698	$1,867
Tax-equivalent adjustment	84	96
Securities (tax-equivalent basis)	$2,782	$1,963
Net interest income (no tax adjustment)	6,859	6,045
Tax-equivalent adjustment	84	96
Net interest income (tax-equivalent adjustment)	$6,943	$6,141

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income on a fully tax-equivalent basis for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	For the Nine Months Ended
	March 31, 2023 vs. 2022
(In thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$200	$(133)	$67
Securities	555	264	819
Other	(33)	286	253
Total interest-earning assets	722	417	1,139
Interest-bearing liabilities:
Interest-bearing demand deposits	1	(3)	(2)
Savings deposits	-	(1)	(1)
Money market deposits	(3)	2	(1)
Certificates of deposit	(48)	393	345
Total deposits	(50)	391	341
FHLB advances	(5)	1	(4)
Total interest-bearing liabilities	(55)	392	337
Change in net interest income	$777	$25	$802

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans and investment securities, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage the impact of changes in market interest rates on net interest income and capital. We have an Asset/Liability Committee that is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. The Asset/Liability Committee establishes and monitors the amount, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model, the results of which are provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning March 31, 2023 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income.

Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast (In thousands)	Year 1 Change from Level
+400	$6,469	(18.7%)
+300	6,858	(13.8%)
+200	7,194	(9.6%)
+100	7,541	(5.3%)
Level	7,960	-
-100	7,931	(0.4%)
-200	7,845	(1.4%)
-300	7,699	(3.3%)
-400	7,716	(3.1%)
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

The table below sets forth, as of March 31, 2023, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

As of March 31, 2023
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets(3)
Change in Interest Rates (basis points)(1)	Estimated EVE(2) (In thousands)	Amount (In thousands)	Percent	EVE Ratio(4)	Decrease (basis points)
+400	$31,276	$(21,987)	(41.3%)	11.3%	(540)
+300	36,388	(16,875)	(31.7%)	12.7%	(400)
+200	41,793	(11,470)	(21.5%)	14.1%	(260)
+100	47,494	(5,769)	(10.8%)	15.4%	(130)
Level	53,263	-	-	16.7%	-
-100	57,951	4,688	8.8%	17.5%	80
-200	62,249	8,986	16.9%	18.1%	140
-300	65,474	12,211	22.9%	18.4%	170
-400	63,656	10,393	19.5%	17.6%	90

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts of Colonial Federal Savings Bank, which had a book value of stockholders' equity amounting to $63.0 million at March 31, 2023.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2023, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 21.5% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 16.9% increase in EVE.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Boston and the Federal Reserve Bank of Boston. At March 31, 2023, we had no outstanding advances from the Federal Home Loan Bank of Boston. At March 31, 2023, we had the ability to borrow $61.2 million in Federal Home Loan Bank of Boston advances. Additionally, at March 31, 2023, we had $2.4 million and $12.5 million under available lines of credit with the Federal Home Loan Bank of Boston and Federal Reserve Bank of Boston, respectively, none of which was drawn at March 31, 2023.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.4 million and $1.1 million for the nine months ended March 31, 2023 and 2022, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on securities, was $10.7 million and $27.0 million for the nine months ended March 31, 2023 and 2022, respectively. Net cash used in financing activities was $17.1 million for the nine months ended March 31, 2023, compared to $22.4 million provided by financing activities for the nine months ended March 31, 2022. Changes in net cash related to financing activities were primarily related to changes in deposit balances for the nine months ended March 31, 2023. Changes in net cash related to financing activities were primarily related to proceeds from the Company's initial public offering during the nine months ended March 31, 2022, partially offset by common stock purchased for the Company's ESOP plan, and decreases to the bank's deposit balances and short-term borrowings.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits as supplemented by the use of Federal Home Loan Bank of Boston advances as needed.

Capital Resources. At March 31, 2023 and June 30, 2022, the Bank exceeded all of its regulatory capital requirements. See Note 8 of the unaudited consolidated financial statements of this quarterly report.

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

At March 31, 2023, we had $360,000 of commitments to originate loans, $4.1 million of unadvanced funds under home equity lines of credit, $28,000 in unadvanced funds on construction loans, and $955,000 of unadvanced funds under commercial and other lines of credit. See Note 9 in the Notes to the unaudited consolidated financial statements for further information.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Treasurer and Chief Operating Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2023, the Company’s Chief Executive Officer and Treasurer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2023, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Charter of CFSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-259406))

3.2	Bylaws of CFSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-259406))

4.0	Form of Stock Certificate of CFSB Bancorp, Inc. (incorporated by reference to Exhibit 4.0 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-259406))

10.1	CFSB Bancorp, Inc. 2023 Equity Incentive Plan (incorporated herein by reference to Appendix A to the proxy statement for the 2023 annual meeting of stockholders

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the three and nine months ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFSB BANCORP, INC.

Date: May 10, 2023	By:	/s/ Michael E. McFarland
Michael E. McFarland
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Susan Shea
Susan Shea
Treasurer and Chief Operating Officer
(Principal Financial and Accounting Officer)