Form 10-K
period 2023-06-30
CFSB Bancorp, Inc. /MA/
filed 2023-09-20
CIK 1879103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

Large accelerated filer	☐	Accelerated filer ☐	Emerging growth company ☒	Non-accelerated filer ☒ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on at the end of the most recently completed second quarter was $0.

As of September 18, 2023, the registrant had 6,632,642 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2023 annual meeting of stockholders, to be filed within 120 days of June 30, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

This annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

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
•
changes in the amount of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
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
•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC) or the Public Company Accounting Oversight Board (the “PCAOB”);
•
the current or anticipated impact of military conflict, terrorism or other geopolitical event;
•
our ability to retain key employees;
•
our compensation expense associated with equity allocated or awarded to our employees; and
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Item 1. Business.

CFSB Bancorp, Inc.

CFSB Bancorp, Inc. (“CFSB Bancorp” or the “Company”) is a federal corporation that was formed in January 2022 to become the savings and loan holding company of Colonial Federal Savings Bank (the “Bank”) as part of the mutual holding company reorganization of the Bank. Since being incorporated, other than holding the common stock of the Bank, CFSB Bancorp retaining approximately 50% of the net cash proceeds of the stock offering, making a loan to the employee stock ownership plan of the Bank, CFSB Bancorp has not engaged in any other business activities.

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

15 Beach, MHC’s principal assets are the common stock of CFSB Bancorp it received in the reorganization and offering and $100,000 cash in initial capitalization. Presently, it is expected that the only business activity of 15 Beach, MHC is to own a majority of CFSB Bancorp’s common stock. 15 Beach, MHC is authorized, however, to engage in any other business activities that are permissible for mutual holding companies under federal law, including investing in loans and securities. 15 Beach, MHC is subject to comprehensive regulation and examination by the Federal Reserve Board.

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

At June 30, 2023, we had total assets of $349.0 million, total deposits of $263.4 million and total equity of $75.9 million. We had net income of $1.4 million for the year ended June 30, 2023, compared to net income of $442,000 for the year ended June 30, 2022.

Corporate Information

Our principal executive offices are located at 15 Beach Street Quincy, MA 02170, and our telephone number is (617) 471-0750. Our website address is www.colonialfed.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into this Form 10-K.

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

Market Area

We conduct our operations from our three full-service banking offices and one limited-service banking office located in Norfolk County, Massachusetts. We consider our primary lending market area to be Norfolk and Plymouth Counties, Massachusetts, however, we occasionally make loans secured by properties located outside of our primary lending market.

Norfolk County is located directly south of the city of Boston, Massachusetts. The county includes 28 eastern Massachusetts communities, all of which are residential suburbs of Boston. Norfolk County is the wealthiest county in the Commonwealth of Massachusetts and is characterized by a high concentration of white-collar professionals who work in the Boston Metropolitan Statistical Area. According to the United States Census Bureau, the total population of Norfolk County was 725,531 as of July 1, 2022.

According to the United States Census Bureau from 2017 through 2021:

•
The median household income in Norfolk County was $112,089 compared to a median household income for Massachusetts of $89,026 and $69,021 for the United States;
•
The median home value was $529,200, compared to $424,700 for Massachusetts and $244,900 for the United States;
•
Approximately 55.5% of the population of Norfolk County held a bachelor’s degree or higher, compared to 45.2% for Massachusetts and 33.7% for the United States; and
•
Approximately 6.9% of the population of Norfolk County had incomes below the poverty level, compared to 10.4% for Massachusetts and 11.6% for the United States.

Additionally, according to the U.S. Bureau of Labor Statistics, the unemployment rate at June 30, 2023 was 2.6% for Norfolk County, compared to 2.6% for Massachusetts and 3.6% for the United States.

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

As of June 30, 2022 (the latest date for which information is available), our market share was 0.79% of total deposits in Norfolk County, Massachusetts, making us the 23rd largest out of 41 banks operating in Norfolk County.

Lending Activities

Our principal lending activity is one- to four-family residential real estate loans, and, to a lesser extent, multi-family real estate loans, commercial real estate loans, second mortgage loans and home equity lines of credit. Subject to market conditions and our asset-liability analysis, we expect to increase our focus on the origination of multi-family and commercial real estate loans in an effort to diversify our overall loan portfolio and increase the overall yield earned on our portfolio. We compete by focusing on personalized service for consumers as well as businesses. Due to our structure, we are able to move quickly on customer requests and are able to price competitively compared to our competitors. Our responsiveness has historically enabled us to grow and retain our customer base.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. At June 30, 2023 and 2022, we had no loans held for sale.

	At June 30,
	2023		2022
(In thousands)	Amount	Percent	Amount	Percent
Mortgage loans on real estate:
Residential:
1-4 family	$140,109	78.71%	$141,073	80.76%
Multifamily	12,638	7.10	14,310	8.19
Second mortgages and home equity lines of credit	2,699	1.52	1,970	1.13
Construction	-	-	375	0.21
Commercial	20,323	11.42	14,761	8.45
Total mortgage loans on real estate	175,769	98.75	172,489	98.74
Consumer loans:
Consumer	49	0.03	84	0.05
Home improvement	2,191	1.22	2,116	1.21
Total other loans	2,240	1.25	2,200	1.26
Total loans	178,009	100.00%	174,689	100.00%
Less:
Allowance for loan losses	(1,747)		(1,747)
Net deferred loan fees	(351)		(349)
Loans, net	$175,911		$172,593

Contractual Maturities. The following tables set forth the contractual maturities of our loan portfolio at June 30, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Balance at June 30, 2023
	Amounts Due in:
(In thousands)	One Year or Less	More than One to Five Years	More than Five to Fifteen Years	More than Fifteen Years	Total
Mortgage loans on real estate:
Residential:
1-4 family	$-	$2,749	$30,330	$107,030	$140,109
Multifamily	-	-	1,041	11,597	12,638
Second mortgages and home equity lines of credit	-	39	1,995	665	2,699
Construction	-	-	-	-	-
Commercial	-	511	3,112	16,700	20,323
Total mortgage loans on real estate	-	3,299	36,478	135,992	175,769
Consumer loans:
Consumer	5	-	-	44	49
Home improvement	10	1,032	1,149	-	2,191
Total other loans	15	1,032	1,149	44	2,240
Total loans	$15	$4,331	$37,627	$136,036	$178,009

Fixed Versus Adjustable-Rate Loans. The following table sets forth our fixed- and adjustable-rate loans at June 30, 2023 that are contractually due after June 30, 2024.

	Due After June 30, 2024
(Dollars in thousands)	Fixed	Adjustable	Total
Mortgage loans on real estate:
Residential:
1-4 family	$132,934	$7,175	$140,109
Multifamily	1,919	10,719	12,638
Second mortgages and home equity lines of credit	1,740	959	2,699
Construction	-	-	-
Commercial	1,809	18,514	20,323
Total mortgage loans on real estate	138,402	37,367	175,769
Consumer loans:
Consumer	-	44	44
Home improvement	2,181	-	2,181
Total other loans	2,181	44	2,225
Total loans	$140,583	$37,411	$177,994

One- to Four-Family Residential Real Estate Lending. Our historical primary lending activity has been the origination of one- to four-family, owner-occupied, residential mortgage loans, virtually all of which are secured by properties located in our market area. At June 30, 2023, one- to four-family residential real estate loans totaled $140.1 million, or 78.7% of our total loan portfolio. The average principal loan balance of our one- to four-family residential real estate loans was $244,000 at June 30, 2023.

We currently offer one- to four-family residential real estate loans with terms of up to 30 years. The one- to four-family residential real estate loans that we originate are generally underwritten to Fannie Mae and Freddie Mac guidelines. We currently retain in our portfolio all of the one- to four-family residential real estate loans we originate. We primarily originate fixed-rate one- to four-family residential real estate loans, but, on a much more limited basis, also originate adjustable-rate loans. At June 30, 2023, $132.9 million, or 94.9%, of our one- to four- family residential real estate loans had fixed rates of interest, and $7.2 million, or 5.1%, of our one- to four-family residential real estate loans, had adjustable rates of interest. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. We generally limit the loan-to-value ratios of our mortgage loans to 80% of the sales price or appraised value, whichever is lower.

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

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by our maximum periodic and lifetime rate adjustments. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in market interest rates may be limited.

At June 30, 2023, $17.2 million, or 12.3%, of the one- to four-family residential real estate loan portfolio, was secured by non-owner-occupied properties. We generally originate these loans to individuals to whom we have had a previous borrowing relationship. Generally, we require personal guarantees on these properties if the loan is made to an entity other than individual borrowers. We will not make loans in excess of 80% loan-to-value on non-owner- occupied properties.

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

Multi-Family and Commercial Real Estate Lending. At June 30, 2023, multi-family real estate loans totaled $12.6 million, or 7.1% of our loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five or more rental units within our market area. At June 30, 2023, commercial real estate loans totaled $20.3 million, or 11.4% of our portfolio. Our commercial real estate loans are generally secured by office buildings, small retail facilities, mixed-use facilities and warehouses within our market area. We currently offer multi-family and commercial real estate loans with terms of up to 30 years. We currently retain in our portfolio all of the multi-family and commercial real estate loans we originate.

We primarily originate adjustable-rate multi-family and commercial real estate loans, but we do, on a much more limited basis, originate fixed-rate loans. At June 30, 2023, $10.7 million, or 84.8%, of multi-family real estate loans had adjustable rates of interest, and $1.9 million, or 15.2%, of our multi-family real estate loans, had fixed rates of interest. At June 30, 2023, $18.5 million, or 91.1%, of commercial real estate loans had adjustable rates of interest, and $1.8 million, or 8.9%, of our commercial real estate loans, had fixed rates of interest. Interest rates on our adjustable-rate multi-family and commercial real estate loans are generally fixed for the first five years and adjust annually thereafter based on the one-year U.S. Treasury constant maturity rate, plus a margin.

At June 30, 2023, the average loan size of our outstanding multi-family real estate loans was $549,000, and our largest multi-family residential real estate loan had an outstanding balance of $1.8 million and is secured by an apartment building located in our primary market area. At June 30, 2023, this loan was performing according to its original terms. At June 30, 2023, the average loan size of our outstanding commercial real estate loans was $616,000, and our largest commercial real estate loan had an outstanding balance of $5.0 million and is secured by three properties related to an ambulance dispatching and maintenance center located in our primary market area. At June 30, 2023, this loan was performing according to its original terms.

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

Second Mortgage Loans and Home Equity Lines of Credit. At June 30, 2023, second mortgage loans and home equity lines of credit totaled $2.7 million, or 1.5% of our loan portfolio. Second mortgage loans and home equity lines of credit are multi-purpose loans used to finance various home or personal needs for which a one- to four-family primary or secondary residence serves as collateral. We generally originate home equity lines of credit on owner-occupied properties with adjustable rates of interest based on the prime interest rate published in The Wall Street Journal, plus a margin. We generally originate home equity lines of credit with a maximum loan-to-value ratio of 80% (including the value of the underlying mortgage loan) and with terms of up to 20 years. We originate second mortgage loans on owner-occupied properties with fixed rates of interest. We generally originate these loans with a maximum loan-to-value ratio of 80% (including the value of the underlying mortgage loan) and with terms of up to 15 years.

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

Consumer Lending. We offer a variety of consumer loans to individuals, including home improvement loans, and new and used automobile loans. At June 30, 2023, our consumer loan portfolio totaled $2.2 million, or 1.3% of our total loan portfolio, $2.2 million of which were home improvement loans. Home improvement loans are unsecured fixed-rate loans that must be used to improve a one- to four-family residential real estate property with a maximum amount of $25,000 and a term of five years. Automobile loans are made with a term of five years for vehicles that are two years old or less and up to four years for vehicles that are more than two years old. These loans may be originated with loan-to-value ratios of up to 90% of the value of the vehicle.

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

Originations, Sales, Participations and Purchases of Loans

Most of our loan originations are generated by our loan personnel and from referrals from existing customers, real estate brokers, accountants and other professionals. All loans we originate are underwritten pursuant to our policies and procedures. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand, market conditions, the interest rate environment and pricing levels established by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our loan originations can vary from period to period. We do not sell any of the loans we originate.

From time to time, we may purchase loan participations in which we are not the lead lender. From time to time, we may also purchase whole loans. In both of these situations, we follow our customary loan underwriting and approval policies. At June 30, 2023, the outstanding balances of our loan participations where we are not the lead lender totaled $1.5 million, or 0.8% of our loan portfolio, and consisted of four borrower relationships secured by multi-family and commercial real estate located in Connecticut. All such loans were performing in accordance with their original terms. We did not purchase any whole loans during the years ended June 30, 2023 and 2022. We also have not participated out portions of loans during the years ended June 30, 2023 or 2022.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At June 30, 2023, based on the 15% limitation, the Bank’s loans-to-one-borrower limit was approximately $9.8 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. At June 30, 2023, our largest loan relationship with one borrower was for $7.4 million and consisted of two loans secured by mixed-use real estate. The loans were performing in accordance with their original terms on that date.

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

Delinquencies and Non-Performing Assets

Delinquency Procedures. A late notice is sent to a borrower between the 16th and 18th day after a loan is past due. When the loan is 30 days past due, we mail the borrower a letter reminding the borrower of the delinquency and attempt to contact the borrower personally to determine the reason for the delinquency. If necessary, at 45 days past due, additional contact will be made with the borrower, which usually includes an in- person meeting and the account will be monitored on a regular basis thereafter. A property will be inspected between the 30th and 90th day of delinquency. When the loan reaches the 60th day of delinquency, we will send the borrower a letter informing the borrower of their rights and our intent to proceed with further collection efforts, including foreclosure, if the loan default is not cured within 90 days. At the end of the 90-day cure period, a decision will be made whether to begin foreclosure proceedings. Loans are charged off when we believe that the recovery of principal is improbable. A summary report of all loans 30 days or more past due is provided to the board of directors each month.

Troubled Debt Restructurings. A loan is classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months. We had no troubled debt restructurings at June 30, 2023 or 2022.

The CARES Act, in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans, protected borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provided financial institutions the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The Federal banking regulatory agencies also issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board and provisions of the CARES Act, allows modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments on December 31, 2019, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. We worked with our customers affected by COVID-19 and accommodated 26 loan modifications totaling $9.5 million, none of which remained on modified payment status at June 30, 2023.

Delinquent Loans. There were no loans past due more than 30 days at June 30, 2023 or 2022.

Loans Past Due and Non-performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non- accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and is in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Interest received on non-accrual loans generally is applied against principal and is recognized on a cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

We had no non-performing loans at June 30, 2023 or 2022.

Real Estate Owned. When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal, or evaluation when acceptable, to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense, in either case during the applicable period of such determination. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had no real estate owned at June 30, 2023 or 2022.

Non-Performing Assets. There were no non-performing assets at June 30, 2023 or 2022.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of the Comptroller of the Currency (the “OCC”) to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

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

On the basis of this review of our assets, our classified loans and special mention loans at the dates indicated were as follows:

	At June 30,
(In thousands)	2023	2022
Substandard	$-	$-
Doubtful	-	-
Loss	-	-
Total classified	$-	$-
Special mention assets	$1,431	$-

The $1.4 million of special mention assets at June 30, 2023 consisted of four residential real estate loans to one borrower.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the statement of balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of a loan receivable is charged off as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

As an integral part of their examination process, the OCC periodically reviews our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process for establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Effective July 1, 2023, the Company adopted new accounting guidance, which requires the Company to estimate current expected credit losses ("CECL"). The impact of changing from an incurred loss model as outlined above to an expected loss model, which encompasses allowances for credit losses to be incurred over the life of the portfolio is expected to result in a 0-5% change to the allowance on the Company's consolidated balance sheet. The Company is currently in the process of finalizing its implementation of controls and processes and performing model validation which could affect the final impact of the adoption of this standard.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Year Ended June 30,
	2023	2022
Allowance for loan losses	$1,747	$1,747
Total loans outstanding	$178,009	$174,689
Allowance for loan losses to total loans outstanding	0.98%	1.00%

Nonaccrual loans	$-	$-
Total loans outstanding	$178,009	$174,689
Nonaccrual loans to total loans outstanding	0.00%	0.00%

Allowance for loan losses	$1,747	$1,747
Nonaccrual loans	$-	$-
Allowance for loan losses to nonaccrual loans	-%	-%

Net charge-offs (recovery) during the period to daily average outstanding loans outstanding

Residential one-to four- family
Net charge-off (recovery) during period	$-	$-
Average amount outstanding	$141,097	$137,120
Annualized net charge-off ratio	0.00%	0.00%

Multifamily
Net charge-off (recovery) during period	$-	$-
Average amount outstanding	$13,026	$13,799
Annualized net charge-off ratio	0.00%	0.00%

Second mortgages and home equity lines of credit
Net charge-off (recovery) during period	$-	$-
Average amount outstanding	$2,667	$2,156
Annualized net charge-off ratio	0.00%	0.00%

Construction
Net charge-off (recovery) during period	$-	$-
Average amount outstanding	$535	$38
Annualized net charge-off ratio	0.00%	0.00%

Commercial real estate
Net charge-off (recovery) during period	$-	$-
Average amount outstanding	$18,460	$15,654
Annualized net charge-off ratio	0.00%	0.00%

Consumer
Net charge-off (recovery) during period	$-	$-
Average amount outstanding	$66	$111
Annualized net charge-off ratio	0.00%	0.00%

Home improvement
Net charge-off (recovery) during period	$-	$1
Average amount outstanding	$2,193	$2,033
Annualized net charge-off ratio	0.00%	0.05%

Total loans
Net charge-off (recovery) during period	$-	$1
Average amount outstanding	$178,044	$170,911
Annualized net charge-off ratio	0.00%	0.00%

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

	At June 30,
	2023			2022
(In thousands)	Allowance for Loan Losses	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans	Allowance for Loan Losses	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans
Mortgage loans on real estate:
Residential:
1-4 family	$974	55.75%	78.71%	$986	56.44%	80.76%
Multifamily	190	10.88	7.10	215	12.31	8.19
Second mortgages and home equity lines of credit	29	1.66	1.52	22	1.26	1.13
Construction	-	-	-	4	0.23	0.21
Commercial	346	19.81	11.42	252	14.42	8.45
Total real estate	1,539	88.10	98.75	1,479	84.66	98.74
Consumer loans:
Consumer	-	-	0.03	-	-	0.05
Home improvement	64	3.66	1.22	61	3.49	1.21
Total consumer	64	3.66	1.25	61	3.49	1.26
Total allocated allowance	1,603	91.76	100.00%	1,540	88.15	100.00%
Unallocated	144	8.24		207	11.85
Total	$1,747	100.00%		$1,747	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Investment Activities

General. The board of directors is responsible for approving and overseeing the investment policy, which is reviewed at least annually by the board. The objectives of our investment policy are to: (1) provide liquidity necessary to meet short- and long-term business needs in accordance with our liquidity policy; (2) maintain a balance of high-quality, diversified investments to minimize risk; (3) provide collateral for pledging requirements; (4) generate a reasonable rate of return within the context of our liquidity and credit risk objectives; and (5) help mitigate interest rate risk. The board has delegated to our President and Chief Executive Officer the primary responsibility for oversight and implementation of daily investment activities. The President and Chief Executive Officer has appointed investment officers to assist in overseeing our investing activities and strategies. The authorized officers are our President and Chief Executive Officer, Treasurer and Chief Operating Officer, and Vice President of Financial Markets. Investment officers may purchase or sell on our behalf up to $2.0 million of individual securities and up to $10.0 million in the aggregate per calendar month. Amounts that exceed those thresholds require the approval of the board of directors. The board of directors reviews the activities of the investment officers at each of its meetings.

Our current investment policy authorizes us to invest in various types of investment grade investment securities and liquid assets, including U.S. Treasury obligations (up to 55% of our total investment portfolio), securities of various government-sponsored enterprises (up to 55% of our total investment portfolio), corporate debt (up to 45% of our total investment portfolio), mortgage-backed securities (up to 75% of our total investment portfolio), collateralized mortgage obligations (up to 45% of our total investment portfolio), asset-backed securities (up to 10% of our total investment portfolio), municipal obligations (up to 55% of our total investment portfolio), mutual funds (up to 10% of our total investment portfolio) and certificates of deposit of federally insured institutions (up to 10% of our total investment portfolio). We do not engage in any investment hedging activities or trading activities, nor do we purchase any high-risk mortgage derivative products, corporate junk bonds, or certain types of structured notes.

Generally accepted accounting principles require that, at the time of purchase, we designate a debt security as held to maturity, available for sale, or trading, depending on our ability and intent to hold such security. Debt securities designated as available for sale are reported at fair value, while debt securities designated as held to maturity are reported at amortized cost.

At June 30, 2023, our investment portfolio totaled $148.0 million, which consisted of debt obligations, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored enterprises as well as corporate and municipal bonds. At such date, $148.0 million was designated as held to maturity and $146,000 was designated as available for sale. We did not hold any trading securities at June 30, 2023. At June 30, 2023, we also owned $381,000 of Federal Home Loan Bank of Boston stock. As a member of the Federal Home Loan Bank of Boston, we are required to purchase stock in the Federal Home Loan Bank of Boston, which is carried at cost and classified as a restricted investment.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At June 30,
	2023		2022
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$147	$142	$186	$186
Collateralized mortgage obligations	4	4	13	13
Total securities available for sale	$151	$146	$199	$199

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$996	$962	$-	$-
Mortgage-backed securities	46,619	43,119	47,741	45,872
Collateralized mortgage obligations	1	1	7	7
Municipal bonds	43,865	37,445	45,776	40,627
Corporate bonds	56,421	50,746	51,715	47,087
Total securities held to maturity	$147,902	$132,273	$145,239	$133,593

The following table sets forth the weighted average yield for each range of contractual maturities of available for sale securities and held to maturity securities portfolios at June 30, 2023. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields in the table below have been calculated based on the amortized cost of the security.

	As of June 30, 2023
	Within 1 Year		After 1 Year Through 5 Years		After 5 Years Through 10 Years		Over 10 Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$-	-	$13	3.08%	$64	3.58%	$70	3.64%	$147	3.56%
Collateralized mortgage obligations	4	2.75%	-	-	-	-	-	-	4	2.75%
Total securities available for sale	$4	2.75%	$13	3.08%	$64	3.58%	$70	3.64%	$151	3.54%

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$-	-	$996	3.11%	$-	-	$-	-	$996	3.11%
Mortgage-backed securities	22	2.55%	4,360	2.68%	19,713	0.99%	22,524	2.58%	46,619	1.92%
Collateralized mortgage obligations	1	6.00%	-	-	-	-	-	-	1	6.00%
Municipal bonds	2,570	2.92%	9,444	3.48%	10,998	2.65%	20,853	2.30%	43,865	2.68%
Corporate bonds	5,200	3.15%	21,298	3.09%	28,216	2.44%	1,707	2.46%	56,421	2.75%
Total securities held to maturity	$7,793	3.07%	$36,098	3.14%	$58,927	2.00%	$45,084	2.45%	$147,902	2.47%

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At June 30, 2023, our core deposits, which are deposits other than certificates of deposit, were $152.7 million, representing 58.0% of total deposits. As part of our business strategy, we intend to continue our effort to increase our core deposits.

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

The following table sets forth the distribution of total average deposits by account type at the dates indicated.

	For the Years Ended June 30,
	2023			2022
(In thousands)	Amount	Percent	Average Rate	Amount	Percent	Average Rate
Non-interest bearing NOW and demand	$31,170	11.36%	-%	$34,909	12.06%	-%
Interest bearing NOW and demand	32,252	11.76	0.05	31,258	10.80	0.05
Regular and other	70,338	25.64	0.10	73,139	25.26	0.10
Money market deposits	37,197	13.56	0.25	42,719	14.75	0.27
Total non-certificate accounts	170,957	62.31	0.10	182,025	62.87	0.12
Term certificates of $250,000 or more	23,585	8.60	3.19	25,890	8.94	1.06
Term certificates less than $250,000	79,825	29.09	2.76	81,634	28.19	0.62
Total certificate accounts	103,410	37.69	2.86	107,524	37.13	0.73
Total deposits	$274,367	100.00%	1.26%	$289,549	100.00%	0.33%

The following tables set forth the amount and maturities of our term certificates by interest rate at the dates indicated.

	As of June 30, 2023
	Amount Due
(In thousands)	Three Months or Less	Over Three Months to Twelve Months	Over 1 Year to 2 Years	Over 2 Years to 3 Years	Over Three Years	Total
0.00%-1.00%	$6,780	$11,168	$4,788	$1,900	$1,118	$25,754
1.01%-2.00%	2,191	8,186	1,257	-	-	11,634
2.01%-3.00%	2,200	14,092	942	-	-	17,234
3.01%-4.00%	-	27,651	-	-	-	27,651
4.01%-5.00%	-	22,493	4,826	-	1,067	28,386
Total	$11,171	$83,590	$11,813	$1,900	$2,185	$110,659

At June 30, 2023 and 2022, the estimated amounts of uninsured deposits were $35.3 million and $42.5 million, respectively. In addition, as of June 30, 2023, the aggregate amount of certificates of deposit that exceeded the FDIC insurance limit of $250,000 was $23.6 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the maturity of certificates of deposit of $250,000 or more as of June 30, 2023.

(In thousands)	As of June 30, 2023
Maturity Period:
Three months or less	$4,750
Over three through six months	4,912
Over six through twelve months	12,473
Over twelve months	2,205
Total	$24,340

Borrowed Funds. We may obtain advances from the Federal Home Loan Bank of Boston upon the security of our capital stock in the Federal Home Loan Bank of Boston and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We use such advances to provide short-term funding as a supplement to our deposits. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At June 30, 2023, we had $3.7 million outstanding in short-term advances from the Federal Home Loan Bank of Boston, with a weighted average interest rate of 5.25%. At June 30, 2023, we had the capacity to borrow an additional $63.5 million in Federal Home Loan Bank of Boston advances. For the year ended June 30, 2023, the average amount of short-term borrowings outstanding during the period was $1.0 million. The maximum short-term borrowings outstanding at any month end during the year ended June 30, 2023, was $5.3 million.

Additionally, at June 30, 2023 we had a $2.4 million available line of credit with the Federal Home Loan Bank of Boston, none of which was drawn at June 30, 2023.

Human Capital Resources

Employees

As of June 30, 2023, we had 29 full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

Supervision and Regulation

General

As a federal savings bank, the Bank is subject to examination, supervision and regulation, primarily by the OCC, and, secondarily, by the FDIC as deposit insurer. The federal system of regulation and supervision establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund and not for the protection of security holders. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies. That includes with respect to the classification of assets and the establishment of loan loss reserves for regulatory purposes. In addition, the Bank is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the 11 regional banks in the Federal Home Loan Bank System.

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

Any change in applicable laws or regulations, whether by the OCC, the FDIC, the Federal Reserve Board, the SEC or Congress, could have a material adverse impact on the operations and financial performance of CFSB Bancorp and the Bank.

Set forth below are certain material regulatory requirements that are applicable to CFSB Bancorp and the Bank. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on CFSB Bancorp and the Bank. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on CFSB Bancorp, the Bank and their operations.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, the Bank may generally invest in mortgage loans secured by residential and commercial real estate and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. the Bank may also establish, subject to specified investment limits, “operating subsidiaries” that may engage in certain activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage.

The OCC issued a final rule in 2019 implementing a section of the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) that permits an eligible federal savings bank with assets of $20.0 billion or less as of December 31, 2017 to elect to operate with the business powers of a national bank, generally subject to the same limitations and restrictions, without converting to a national bank charter. A federal savings bank that makes the so-called “covered savings association” election must divest any activities or investments that are not permitted for a national bank. The Bank had not made such an election as of June 30, 2023.

Capital Requirements. Federal regulations require federally-insured depository institutions, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0% and a Tier 1 capital to total assets leverage ratio of 4.0%.

In determining the amount of risk-weighted assets for calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

The federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion that meet certain qualifying criteria. A “qualifying community bank” that exceeds this ratio will be deemed compliant with all other capital requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum Community Bank Leverage Ratio at not less than 8% and not more than 10%, and as of January 1, 2022, it has been set at 9%. The Bank has not elected to be subject to the Community Bank Leverage Ratio framework.

At June 30, 2023, the Bank’s capital exceeded all applicable requirements.

Qualified Thrift Lender Test. As a federal savings bank, the Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, it must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At June 30, 2023, the Bank complied with the qualified thrift lender test.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if secured by readily marketable collateral, which generally includes certain financial instruments (but not real estate). As of June 30, 2023, the Bank was in compliance with the loans-to-one borrower limitations.

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

At June 30, 2023, the Bank met the criteria for being considered “well capitalized.”

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends and other transactions charged to the savings bank’s capital account. A federal savings bank must file an application with the OCC for approval of a capital distribution if:

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

Even if an application is not otherwise required, every savings bank that is a subsidiary of a savings and loan holding company must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution. If a savings bank subsidiary of a savings and loan holding company is filing a notice with the Federal Reserve Board for a dividend, and an application to the OCC is not otherwise required, then the savings bank must provide to the OCC an informational copy of the notice filed with the Federal Reserve Board, at the same time the notice is filed.

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

In addition, an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement.

Community Reinvestment Act and Fair Lending Laws. All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. The OCC is required to assess the federal savings bank’s record of compliance with the Community Reinvestment Act. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. In 2022, the OCC and other bank regulatory agencies released a notice of proposed rulemaking to strengthen and modernize the Community Reinvestment Act regulations and framework.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. the Bank received a “Satisfactory” Community Reinvestment Act rating in its most recent federal evaluation.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulations. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as the Bank. CFSB Bancorp and 15 Beach MHC are affiliates of the Bank because of its control of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets from an affiliate and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
•
not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The OCC has primary enforcement responsibility over federal savings banks and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution to the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and currently range up to

$10,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings bank. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Branching. A federal savings bank that has not elected “covered savings association” status generally has authority to establish branches in any state or states of the United States and its territories. Such authority is subject to OCC approval for new branches.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as the Bank generally up to a maximum of $250,000 per separately insured depositor.

The FDIC imposes deposit insurance assessments against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking, and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. The Bank cannot predict what assessment rates will be in the future.
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

Privacy Regulations. Federal regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place and believes that such policy complies with the regulations.

USA PATRIOT Act. The Bank is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

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

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

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
•
Truth in Savings Act, governing disclosures with respect to deposit accounts; and
•
rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to the:

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. The Bank was in compliance with this requirement at June 30, 2023. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. The Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Boston stock. At June 30, 2023, no impairment had been recognized.

Holding Company Regulation

General. CFSB Bancorp and 15 Beach, MHC are savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, CFSB Bancorp and 15 Beach, MHC are registered with the Federal Reserve Board and subject to the regulation, examination, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over CFSB Bancorp, 15 Beach, MHC and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the Bank.

Permissible Activities. Under present law, the business activities of CFSB Bancorp and 15 Beach, MHC are generally limited to those activities permissible for financial holding companies provided certain conditions are met and financial holding company status is elected, and for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. CFSB Bancorp and 15 Beach, MHC have not elected financial holding company status.

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

Waivers of Dividends by 15 Beach, MHC. CFSB Bancorp may pay dividends on its common stock to public stockholders. If it does, it is also required to pay dividends to 15 Beach, MHC, unless 15 Beach, MHC elects to waive the receipt of dividends. 15 Beach, MHC must receive the approval of the Federal Reserve Board before it may waive the receipt of any dividends from CFSB Bancorp. The Federal Reserve Board has issued an interim final rule providing that it will not object to dividend waivers under certain circumstances, including circumstances where the waiver is not detrimental to the safe and sound operation of the savings bank and a majority of the mutual holding company’s members have approved the waiver of dividends by the mutual holding company within the previous twelve months. In addition, for a “non-grandfathered” mutual holding company such as 15 Beach, MHC, each officer or director of CFSB Bancorp and the Bank, and any tax-qualified stock benefit plan or non-tax-qualified stock benefit plan in which such individual participates that holds any shares of stock to which the waiver would apply, must waive the right to receive any such dividend declared. In addition, any dividends waived by 15 Beach, MHC must be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.

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

Taxation

15 Beach, MHC, CFSB Bancorp and the Bank are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to 15 Beach, MHC, CFSB Bancorp and the Bank.

Our federal and state tax returns have not been audited for the past five years.

Federal Taxation

Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30 for filing its federal income tax returns. CFSB Bancorp and the Bank file a consolidated federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions with more than $500 million in assets. For taxable years beginning after 1995, the Bank has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the experience method under Section 585(b)(2) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after January 1, 2018 are limited to offset a maximum of 80% of a future year’s taxable income.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At June 30, 2023, the Bank had no capital loss carryovers.

Corporate Dividends. CFSB Bancorp may generally exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

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

At June 30, 2023, approximately $175.8 million, or 98.8%, of our total loan portfolio was secured by real estate, most of which is located in our primary lending market area of Norfolk and Plymouth Counties, Massachusetts. Future declines in the real estate values in our primary lending markets because of an economic downturn could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for credit losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for credit losses may not be sufficient to cover current expected losses in our loan portfolio, resulting in additions to our allowance. In addition, our emphasis on loan growth and on increasing our portfolio of multi-family and commercial real estate loans, as well as any future credit deterioration, could require us to increase our allowance for credit losses in the future. At June 30, 2023, our allowance for loan losses as a percentage of total loans was 0.98%. Material additions to our allowance would materially decrease our net income.

The Current Expected Credit Losses, (“CECL), standard. CECL was effective for CFSB Bancorp on July 1, 2023. CECL will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for loan losses that are incurred or probable, which would likely require us to increase our allowance for credit losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.

In addition, bank regulators periodically review our allowance for credit losses and, as a result of such reviews, we may be required to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as a result of such review or otherwise may have a material adverse effect on our financial condition and results of operations.

We intend to increase the origination of multi-family and commercial real estate loans. These loans involve credit risks that could adversely affect our financial condition and results of operations.

At June 30, 2023, commercial real estate loans totaled $20.3 million, or 11.4% of our loan portfolio and multi-family real estate loans totaled $12.6 million, or 7.1% of our loan portfolio. Given their larger balances and the complexity of the underlying collateral, multi-family and commercial real estate loans generally have more risk than the owner-occupied one- to four-family residential real estate loans that we originate. Because the repayment of multi-family and commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, multi-family and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on multi-family and commercial real estate loans may be larger on a per loan basis than those incurred by our one- to four-family residential real estate or consumer loan portfolios.

As our multi-family and commercial real estate loan portfolio increases, the corresponding risks and potential for losses from these loans may also increase, which would adversely affect our business, financial condition and results of operations.

Our non-owner-occupied one- to four-family residential real estate loans may expose us to increased credit risk.

At June 30, 2023, $17.2 million, or 9.7%, of our total loan portfolio consisted of loans secured by non-owner-occupied one- to four-family residential real estate properties. At June 30, 2023, all of our non-owner-occupied one- to four-family residential real estate loans were performing in accordance with their repayment terms. One- to four-family residential loans secured by non-owner-occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner-occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties may be below that of owner-occupied properties due to lenient property maintenance standards that negatively impact the value of the collateral properties.

Risks Related to Economic Conditions

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there has been a rise in inflation and the Federal Reserve Board has raised certain benchmark interest rates in an effort to combat inflation. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

We have a high concentration of loans secured by real estate in our market area. Adverse economic conditions, both generally and in our market area, could adversely affect our financial condition and results of operations.

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

A significant percentage of our assets is invested in securities, which have a lower yield than our loan portfolio.

Our results of operations depend substantially on our net interest income. At June 30, 2023, 44.4% of our assets were invested in investment securities and cash and cash equivalents. These investments yield substantially less than the loans we hold in our portfolio. While we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, we may not be able to increase originations of loans that are acceptable to us. Further, at June 30, 2023, $147.9 million, or 99.9%, of our securities portfolio was designated as held to maturity. As a result, we are unable to sell these securities to respond to changes in interest rates that may occur in the future.

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

Risks Related to Market Interest Rates

The reversal of the historically low interest rate environment may further adversely affect our net interest income and profitability.

The Federal Reserve Board decreased benchmark interest rates significantly, to near zero, in response to the COVID-19 pandemic. The Federal Reserve Board is reversing its policy of near zero interest rates given its concerns over inflation. Market interest rates have risen in response to the Federal Reserve Board’s recent rate increases. The increase in market interest rates has had and is expected to continue to have, an adverse effect on our net interest income and profitability.

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

We monitor interest rate risk through the use of simulation models, including estimates of the amounts by which the fair value of our assets and liabilities (our economic value of equity or “EVE”) and our net interest income would change in the event of a range of assumed changes in market interest rates. As of June 30, 2023, in the event of an instantaneous 100 basis point increase in interest rates, we estimate that we would experience an 10.4% decrease in EVE and a 5.5% decrease in net interest income. For further discussion of how changes in interest rates could impact us, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Colonial Federal Savings Bank—Management of Market Risk.”

Risks Related to Our Funding

Our inability to generate core deposits may cause us to rely more heavily on wholesale funding strategies for funding and liquidity needs, which could have an adverse effect on our net interest margin and profitability.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Further, the considerable competition for deposits in our market area also has made, and may continue to make, it difficult for us to obtain reasonably priced deposits. Moreover, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. If we are not able to increase our lower-cost transactional deposits at a level necessary to fund our asset growth or deposit outflows, we may be forced seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, brokered deposits and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers, which may be more expensive and have an adverse effect on our net interest margin and profitability. In this regard, total deposits decreased $23.7 million, or 8.3%, to $263.4 million at June 30, 2023 from $287.1 million at June 30, 2022. The decrease in deposits has led the Bank to utilize Federal Home Loan Bank advances in recent periods to fund loan growth and to maintain on-balance sheet liquidity. This has resulted in an increase from no Federal Home Loan Bank advances at June 30, 2022 to $3.7 million at June 30, 2023 and a corresponding increase in borrowing expense to $54,000 for the year ended June 30, 2023 as compared to $8,000 for the year ended June 30, 2022.

Risks Related to Competitive Matters

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and securities brokerage firms and unregulated or less regulated non-banking entities, operating locally and elsewhere. Many of these competitors have substantially greater resources and higher lending limits than we have and offer certain services that we do not or cannot provide. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. In addition, some of our competitors offer loans with lower interest rates or more attractive terms than loans we offer. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. Our profitability depends upon our continued ability to successfully compete in our market area.

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

The Bank is subject to extensive regulation, supervision and examination by the OCC, and CFSB Bancorp is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and our depositors and borrowers, rather than for our stockholders.

Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

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

The Federal Reserve Board may require us to commit capital resources to support the Bank, and we may not have sufficient access to such capital resources.

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

We can remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

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

We would remain a smaller reporting company and a non-accelerated filer for so long as our voting and non-voting equity held by non-affiliates (“public float”) is less than $250 million or our annual revenues are less than $100 million and our public float is less than $700 million. Public float is determined each year as of the end of a company’s previous second fiscal quarter.

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

The obligations of being a public company, including the substantial public reporting obligations, require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.

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

In preparing the periodic reports we are required to file under the Exchange Act, including our consolidated financial statements, our management is required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. The most significant areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for credit losses.

Risks Related to COVID-19

The COVID-19 pandemic could continue to pose risks to our business, our results of operations and the future prospects of BV Financial.

The COVID-19 pandemic has adversely impacted the global and national economy and certain industries and geographies in which our clients operate. Given its dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business, our customers, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain. Additionally, the responses of various governmental and non-governmental authorities and consumers to the pandemic may have material long-term effects on us and our customers, which are difficult to quantify in the near-term or long-term.

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

Risks Related to the Ownership of Stock

Our public stockholders own a minority of CFSB Bancorp’s common stock and cannot exercise voting control over most matters put to a vote of stockholders.

Public stockholders own a minority of the outstanding shares of CFSB Bancorp’s common stock. As a result, stockholders other than 15 Beach, MHC cannot exercise voting control over most matters put to a vote of stockholders. 15 Beach, MHC owns a majority of CFSB Bancorp’s common stock and, through its board of directors, can exercise voting control over most matters put to a vote of stockholders. The same directors and officers who manage the Bank also manage CFSB Bancorp and 15 Beach, MHC. The board of directors and officers of 15 Beach, MHC must ensure that the interests of depositors of the Bank (as members of 15 Beach, MHC) are represented and considered in matters put to a vote of stockholders of CFSB Bancorp. Therefore, 15 Beach, MHC may take action that the public stockholders believe to be contrary to their interests. For example, 15 Beach, MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of CFSB Bancorp.

In addition, stockholders will not be able to force a merger or second-step conversion transaction without the consent of 15 Beach, MHC since such transactions also require the approval of a majority of all of the outstanding voting stock of CFSB Bancorp, which can only be achieved if 15 Beach, MHC votes to approve such transactions. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since, on a fully converted basis, most full stock institutions tend to trade at higher multiples than mutual holding companies. Stockholders could, however, prevent a second-step conversion because under current regulations and policies, such matter also requires the separate approval of the stockholders other than 15 Beach, MHC.

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

CFSB Bancorp’s board of directors have the authority to declare dividends on our common stock subject to statutory and regulatory requirements. We currently intend to retain all our future earnings for use in our business and do not expect to pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends will be made by our board of directors and will depend upon our financial condition, results of operations, capital requirements, restrictions under Federal Reserve Board regulations and policy, our business strategy and other factors that our board of directors deems relevant.

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

Under Federal Reserve Board regulations, for a period of three years following completion of the stock offering, no person may directly or indirectly acquire or offer to acquire beneficial ownership of more than 10% of our common stock without prior approval of the Federal Reserve Board. In addition, under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve Board before acquiring control of a savings and loan holding company. Acquisition of 10% or more of any class of voting stock of a savings and loan holding company creates a rebuttable presumption that the acquirer “controls” the savings and loan holding company. Also, a savings and loan holding company must obtain the prior approval of the Federal Reserve Board before, among other things, acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any financial institution holding company or bank, including the Bank.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We conduct our operations from our main office in Quincy, Massachusetts and two additional branch offices in Holbrook and Weymouth, Massachusetts. We also maintain a limited branch office located within, and only available to residents of, a senior citizen housing facility in Quincy, Massachusetts. All of our branch offices are located in Norfolk County, Massachusetts. As of June 30, 2023, the net book value of our real properties, including land, buildings and building improvements, was $3.4 million.

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

Stockholders

As of September 18, 2023, there were 208 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

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

Unregistered Securities and Share Repurchases

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended June 30, 2023.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from our audited consolidated financial statements, which appear beginning on page F-1 of this Form 10-K. You should read the information in this section in conjunction with the business and financial information regarding the Bank provided elsewhere in this Form 10-K.

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

The Jumpstart Our Business Startups Act ("JOBS Act") contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our audited consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

There have been no material changes to our critical accounting policies during the year ended June 30, 2023.

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
•
Grow our loan portfolio prudently with a focus on residential, multi-family and commercial real estate lending. Our principal business activity historically has been the origination of residential mortgage loans, supplemented, to a lesser extent, with multi-family and commercial real estate loans. We expect that one- to four-family residential real estate lending will remain our primary focus. We intend also to increase our focus on originating multi-family and commercial real estate loans. We may hire additional staff to support this growth, including a credit analyst.
•
Continue to increase core deposits, with an emphasis on low-cost demand deposits. We seek core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our net interest rate spread and margin. Core deposits also help us maintain loan-to-deposit ratios at levels consistent with regulatory expectations. We consider our core deposits to include NOW and demand accounts, savings accounts and money market accounts. Core deposits decreased to $152.7 million, or 58.0% of total deposits, at June 30, 2023 from $186.9 million, or 65.1% of total deposits, at June 30, 2022.
•
Continue to manage credit risk to maintain a low level of non-performing assets. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. At both June 30, 2023 and 2022, we did not have any non-performing assets or classified loans.
•
Grow organically and through opportunistic bank or branch acquisitions or de novo branching. In addition to organic growth, we will also consider acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. Although we believe opportunities exist to increase our market share in our historical markets, we would explore opportunities to expand into contiguous markets in Massachusetts. We will consider expanding our branch network by establishing new branches and/or through acquisitions, although we have no current acquisitions or new branches planned. The additional capital we raised in the stock offering will also provide us the opportunity to acquire other financial institutions.
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

Comparison of Financial Condition at June 30, 2023 and June 30, 2022

Total Assets. Total assets decreased $17.2 million, or 4.7%, to $349.0 million at June 30, 2023 from $366.2 million at June 30, 2022. The decrease resulted primarily from decreases in cash and cash equivalents of $24.8 million, or 78.3%, partially offset by increases in securities held to maturity of $2.7 million, or 1.8% and in net loans of $3.3 million, or 1.9%.

Cash and Cash Equivalents. Cash and cash equivalents decreased $24.8 million, or 78.3%, to $6.9 million at June 30, 2023 from $31.7 million at June 30, 2022. The decrease was a result of deposit outflows, as well as the funding for the increase in securities held to maturity and loans.

Securities Available for Sale. Securities available for sale decreased $53,000 to $146,000 at June 30, 2023 from $199,000 at June 30, 2022. The decrease was due to payments on mortgage-backed securities.

Securities Held to Maturity. Securities held to maturity increased $2.7 million, or 1.8%, to $147.9 million at June 30, 2023 from $145.2 million at June 30, 2022, as we invested cash into securities, primarily corporate bonds and debt securities, to increase our overall yield on interest-earning assets.

Net Loans. Net loans increased $3.3 million, or 1.9% to $175.9, million at June 30, 2023 from $172.6 million at June 30, 2022. The increase was due to increases of $5.6 million, or 37.7%, in commercial real estate loans, and $729,000, or 37.0%, in second mortgages and home equity lines of credit, partially offset by decreases of $1.6 million, or 11.7%, in multi-family real estate loans and $964,000, or 0.7%, in one- to four-family residential real estate loans. The increase in commercial real estate loans reflected loan originations during the year, as the Company diversifies its loan mix. The decreases in multi-family and one- to four-family residential real estate loans reflected payoffs on properties sold by the borrower and repayments exceeding originations during the year ended June 30, 2023.

Total Liabilities. Total liabilities decreased $18.8 million, or 6.4%, to $273.1 million at June 30, 2023 from $291.9 million at June 30, 2022. The decrease was the result of decreases in interest-bearing deposits of $25.3 million, or 9.9%, partially offset by increases in non-interest bearing deposits of $1.6 million, or 5.1%, and Federal Home Loan Bank advances of $3.7 million.

Deposits. Deposits decreased $23.7 million, or 8.3%, to $263.4 million at June 30, 2023 from $287.1 million at June 30, 2022. The decrease was the result of decreases of $25.3 million, or 9.9%, in interest-bearing deposits, as money market accounts decreased $20.0 million, or 42.6%, and regular and other savings accounts decreased $11.6 million, or 15.3%, partially offset by an increase of $10.8 million, or 14.3% in certificates of deposit, as new and existing depositors are moving funds to products offering higher interest rates. The decrease in interest-bearing deposits reflects management’s decision not to raise the rates offered on savings and money market accounts in the rising interest rate environment. At June 30, 2023, the Bank held $35.3 million in uninsured deposits.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank advances, were $3.7 million at June 30, 2023 compared to $0 at June 30, 2022, to fund asset growth and deposit outflows during the year ended June 30, 2023.

Stockholders' Equity. Total stockholders' equity increased $1.6 million, or 2.2%, to $75.9 million at June 30, 2023 from $74.3 million at June 30, 2022. The increase was due to net income of $1.4 million for the year ended June 30, 2023, stock-based compensation of $109,000 and ESOP shares committed to be released of $87,000.

Comparison of Operating Results for the Year Ended June 30, 2023 and 2022

General. We had net income of $1.4 million for the year ended June 30, 2023, compared to net income of $442,000 for the year ended June 30, 2022, an increase of $1.0 million, or 227.1%. The increase in net income was primarily due to the $1.6 million funding of the new charitable foundation during the year ended June 30, 2022 and an increase of $1.5 million, or 15.8%, in interest income for the year ended June 30, 2023, partially offset by an increase in interest expense of $906,000, or 88.8%, a decrease in non-interest income of $31,000, or 4.5%, an increase in salaries and benefits expense of $420,000, or 10.3%, and an increase in income tax expense of $353,000.

Interest and Dividend Income. Interest and dividend income increased $1.5 million, or 15.8%, to $10.7 million for the year ended June 30, 2023 from $9.2 million for the year ended June 30, 2022. The increase was due to an increase of $1.1 million, or 49.9%, in interest and dividends on taxable debt securities, an increase of $193,000, or 3.0% in interest and fees on loans and an increase of $238,000, or 231.1%, in interest on short-term investments and certificates of deposit. Interest income on loans increased primarily due to an increase in the average balance of loans of $7.1 million to $178.0 million for the year ended June 30, 2023 from $171.0 million for the year ended June 30, 2022, partially offset by a decrease in the average yield on loans of four basis points to 3.76% for the year ended June 30, 2023 from 3.80% for the year ended June 30, 2022. Interest income on securities increased due to an increase in the average balance of securities of $27.5 million to $150.3 million for the year ended June 30, 2023 from $122.8 million for the year ended June 30, 2022 and due to an increase in the average yield on securities of 27 basis points to 2.50% for the year ended June 30, 2023 from 2.23% for the year ended June 30, 2022. The interest income on short-term investments and certificates of deposit increased due to an in the average yield earned of 286 basis points to 3.12% for the year ended June 30, 2023, from 0.26% for the year ended June 30, 2022, partially offset by a decrease in the average balance of $28.0 million to $10.9 million for the year ended June 30, 2023, from $38.9 million for the year ended June 30, 2022.

Interest Expense. Interest expense increased $906,000, or 88.8%, to $1.9 million for the year ended June 30, 2023 from $1.0 million for the year ended June 30, 2022. The increase was primarily due to an increase of $880,000, or 108.9%, in interest expense on certificates of deposit. The average cost of certificates of deposit increased 88 basis points to 1.63% for the year ended June 30, 2023 from 0.75% for the year ended June 30, 2022, while the average balance of certificates of deposit decreased $4.1 million to $103.4 million for the year ended June 30, 2023 from $107.5 million for the year ended June 30, 2022. Additionally, interest expense on borrowings, consisting entirely of FHLB advances, increased $46,000, to $54,000 for the year ended June 30, 2023 from $8,000 for the year ended June 30, 2022 due to the increase in the average balance of borrowings to $1.0 million for the year ended June 30, 2023 from $278,000 for the year ended June 30, 2022 and an increase in the average cost of 233 basis points to 5.21% for the year ended June 30, 2023 from 2.88% for the year ended June 30, 2022.

Net Interest Income. Net interest income increased $548,000, or 6.7%, to $8.8 million for the year ended June 30, 2023 from $8.2 million for the year ended June 30, 2022. The increase was due to an increase in average interest-earning assets of $6.6 million combined with an increase in the average rate earned on interest-earning assets of 37 basis points to 3.18% for the year ended June 30, 2023 from 2.81% for the year ended June 30, 2022. Our net interest margin increased to 2.61% for the year ended June 30, 2023 compared to 2.50% for the year ended June 30, 2022.

Provision for Loan Losses. We did not record a provision for loan losses for the year ended June 30, 2023, compared to a provision for loan losses of $26,000 for the year ended June 30, 2022. The allowance for loan losses was $1.7 million, or 0.98% of total loans, at June 30, 2023, compared to $1.7 million, or 1.00% of total loans, at June 30, 2022. We had four residential loans totaling $1.4 million designated as special mention at June 30, 2023, and no loans designated as special mention at June 30, 2022. We had no loans categorized as substandard, doubtful or loss at June 30, 2023 or 2022. We did not have any non-performing loans at either June 30, 2023 or 2022. We had no charge-offs for the year ended June 30, 2023 and $1,000 in charge-offs for the for the year ended June 30, 2022. We had no recoveries for the years ended June 30, 2023 and 2022.

Non-Interest Income. Non-interest income information is as follows.

	Year Ended June 30,		Change
(Dollars in thousands)	2023	2022	Amount	Percent
Customer service fees	$146	$127	$19	15.0%
Income on bank-owned life insurance	258	259	(1)	(0.4%)
Gain on sale of available for sale securities	-	56	(56)	(100.0%)
Other income	260	253	7	2.8%
Total non-interest income	$664	$695	$(31)	(4.5%)

Non-interest income decreased $31,000, or 4.5%, to $664,000 for the year ended June 30, 2023 from $695,000 for the year ended June 30, 2022. The decrease was due to $56,000 in gain on sale of available for sale securities during the year ended June 30, 2022, partially offset by a $19,000 increase of customer service fees.

Non-Interest Expense. Non-interest expense information is as follows.

	Year Ended June 30,		Change
(Dollars in thousands)	2023	2022	Amount	Percent
Salaries and employee benefits	$4,517	4,097	$420	10.3%
Occupancy and equipment	1,028	883	145	16.4%
Advertising	185	139	46	33.1%
Data processing	344	350	(6)	(1.7%)
Deposit insurance	106	90	16	17.8%
Charitable Foundation contribution	-	1,554	(1,554)	(100.0%)
Other	1,489	1,370	119	8.7%
Total non-interest expense	$7,669	$8,483	$(814)	(9.6%)

Non-interest expense decreased $814,000, or 9.6%, to $7.7 million for the year ended June 30, 2023 from $8.5 million for the year ended June 30, 2022. The decrease was due primarily to the $1.6 million funding of the charitable foundation during the year ended June 30, 2022, partially offset by a $420,000 increase in salaries and employee benefit expense due to normal employee annual merit salary benefit increases and stock-based compensation, an increase of $145,000 in occupancy expense related to a branch lease renewal, an increase of $46,000 in advertising expense and an increase of $119,000 in other expenses due primarily to increased audit and expenses associated with being a public company.

Provision for Income Taxes. The Company recorded a provision for income taxes of $301,000 for the year ended June 30, 2023, which represented a $353,000 increase from the benefit for income taxes of $52,000 for the year ended June 30, 2022. Our effective tax (benefit) rate was 17.2% and (13.3%) for the years ended June 30, 2023 and 2022, respectively. The lower effective tax rate for the years ended June 30, 2023 and 2022 as compared to the statutory rate reflected the benefit of our investment in tax-advantaged municipal securities and bank-owned life insurance as well as reduced state taxes through utilization of a Massachusetts securities corporation to hold our investment securities. The benefit for income taxes for the year ended June 30, 2022 was due to the tax benefit related to the funding of the charitable foundation.

Average Balance and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Tax-equivalent adjustments have been made. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $351,000 and $349,000 at June 30, 2023 and 2022, respectively.

	For the Year Ended June 30,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$178,044	$6,695	3.76%	$170,991	$6,502	3.80%
Securities(1)	150,334	3,752	2.50%	122,816	2,743	2.23%
Other	10,923	341	3.12%	38,877	103	0.26%
Total interest-earning assets	339,301	10,788	3.18%	332,684	9,348	2.81%
Non-interest-earning assets	16,701			20,530
Total assets	$356,002			$353,214
Interest-bearing liabilities:
Interest-bearing demand deposits	$32,252	$16	0.05%	$31,258	$18	0.06%
Savings deposits	70,338	70	0.10%	73,139	74	0.10%
Money market deposits	37,197	98	0.26%	42,719	112	0.26%
Certificates of deposit	103,410	1,688	1.63%	107,524	808	0.75%
Total interest-bearing deposits	243,197	1,872	0.77%	254,640	1,012	0.40%
FHLB advances	1,037	54	5.21%	278	8	2.88%
Total interest-bearing liabilities	244,234	1,926	0.79%	254,918	1,020	0.40%
Noninterest-bearing liabilities
Non-interest-bearing demand deposits	31,170			34,909
Other non-interest-bearing liabilities	5,334			5,907
Total liabilities	280,738			295,734
Stockholders' equity	75,264			57,480
Total liabilities and stockholders' equity	$356,002			$353,214
Net interest income - FTE		$8,862			$8,328
Net interest rate spread(2)			2.39%			2.41%
Net interest-earning assets(3)	$95,067			$77,766
Net interest margin - FTE(4)			2.61%			2.50%
Average interest-bearing assets to interest-bearing liabilities			138.92%			130.51%
(1)
Includes tax equivalent adjustments for municipal securities, based on a statutory rate of 21%, of $110,000 and $124,000 for the years ended June 30, 2023 and 2022, respectively.
(2)
Net interest rate spread represents the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

A reconciliation of income presented on a GAAP basis as compared to a fully-tax equivalent basis is below:

	For the Year Ended June 30,
	2023	2022
Securities interest income (no tax adjustment)	$3,642	$2,619
Tax-equivalent adjustment	110	124
Securities (tax-equivalent basis)	$3,752	$2,743
Net interest income (no tax adjustment)	8,752	8,204
Tax-equivalent adjustment	110	124
Net interest income (tax-equivalent adjustment)	$8,862	$8,328

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

	For the Year Ended
	June 30, 2023 vs. 2022
(In thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$268	$(75)	$193
Securities	615	394	1,009
Other	(74)	312	238
Total interest-earning assets	809	631	1,440
Interest-bearing liabilities:
Interest-bearing demand deposits	1	(3)	(2)
Savings deposits	(3)	(1)	(4)
Money market deposits	(14)	-	(14)
Certificates of deposit	(31)	911	880
Total deposits	(47)	907	860
FHLB advances	22	24	46
Total interest-bearing liabilities	(25)	931	906
Change in net interest income	$834	$(300)	$534

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

•
market our non-interest bearing demand, money market, savings and demand accounts;
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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model, the results of which are provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning June 30, 2023 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income.

Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast (In thousands)	Year 1 Change from Level
+400	$5,791	(21.1%)
+300	6,170	(16.0%)
+200	6,547	(10.8%)
+100	6,937	(5.5%)
Level	7,342	-%
-100	7,479	1.9%
-200	7,504	2.2%
-300	7,467	0.0
-400	7,333	(0.1%)
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

The table below sets forth, as of June 30, 2023, the calculation of the estimated changes in the Company's EVE that would result from the designated immediate changes in the United States Treasury yield curve.

As of June 30, 2023
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets(3)
Change in Interest Rates (basis points)(1)	Estimated EVE(2) (In thousands)	Amount (In thousands)	Percent	EVE Ratio(4)	Decrease (basis points)
+400	$31,163	$(20,880)	(40.1%)	11.4%	(520)
+300	36,018	(16,025)	(30.8%)	12.8%	(380)
+200	41,150	(10,893)	(20.9%)	14.1%	(250)
+100	46,640	(5,403)	(10.4%)	15.4%	(120)
Level	52,043	-	-	16.6%	-
-100	56,716	4,673	9.0%	17.4%	80
-200	60,873	8,830	17.0%	18.1%	150
-300	64,115	12,072	23.2%	18.4%	180
-400	64,243	12,200	23.4%	18.0%	140
(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2023, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 20.9% decrease in EVE, and in the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 9.0% increase in EVE.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net interest income and EVE tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates and will differ from actual results.

Interest rate calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Boston. At June 30, 2023, we had $3.7 million outstanding in advances from the Federal Home Loan Bank of Boston. At June 30, 2023, we had the ability to borrow $63.5 million in additional Federal Home Loan Bank of Boston advances. Additionally, at June 30, 2023, we had a $2.4 million line of credit with the Federal Home Loan Bank of Boston, none of which was drawn at June 30, 2023.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.1 million and $1.9 million for the years ended June 30, 2023 and 2022, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans and proceeds from maturing securities and pay downs on securities, was $6.9 million for the year ended June 30, 2023, primarily due to the purchase of $16.8 million of securities and a net increase in loans of $3.3 million, partially offset by maturities, pre-payments and calls of securities of $13.7 million. Net cash flows used in investing activities for the year ended June 30, 2022 was $36.3 million, primarily related to purchases of securities held to maturity of $62.9 million, partially offset by maturities, prepayments and calls of securities held to maturity of $22.2 million. Net cash used in financing activities was $20.0 million for the year ended June 30, 2023, primarily related to a net decrease in deposits of $24.7 million. Net cash provided by financing activities was $25.4 million for the year ended June 30, 2022, primarily from the proceeds from the initial sale of common stock.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits as supplemented by the use of Federal Home Loan Bank of Boston advances as needed.

Capital Resources. At June 30, 2023 and 2022 the Bank exceeded all of its regulatory capital requirements. See Note 9 to the consolidated financial statements of this annual report.

The net offering proceeds received during the year ended June 30, 2022, as discussed in Note 1 to the audited consolidated financial statements, significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net offering proceeds are used for general corporate purposes, including funding loans. Our financial condition and results of operations will be enhanced by the net offering proceeds, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net offering proceeds, as well as other factors associated with the offering, our return on equity will be lower immediately following the offering.

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

At June 30, 2023, we had $608,000 of commitments to originate loans and $5.0 million of unadvanced funds under home equity lines of credit. See Note 10 to the audited consolidated financial statements for further information.

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

Item 8. Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CFSB Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CFSB Bancorp, Inc. and subsidiaries (the Company) as of June 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended and the related notes (collectively, “the financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

By:/s/ Wolf & Company, P.C.

Boston, Massachusetts

September 20, 2023

CFSB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30,	June 30,
	2023	2022
Assets:
Cash and due from banks	$1,486	$1,609
Short-term investments	5,375	30,058
Total cash and cash equivalents	6,861	31,667
Securities available for sale, at fair value	146	199
Securities held to maturity, at amortized cost, fair value of $132,273 at June 30, 2023 and $133,593 at June 30, 2022	147,902	145,239
Federal Home Loan Bank stock, at cost	381	191
Loans, net of allowance for loan losses of $1,747 at June 30, 2023 and $1,747 at June 30, 2022	175,911	172,593
Premises and equipment, net	3,413	3,334
Accrued interest receivable	1,363	1,265
Bank-owned life insurance	10,402	10,144
Deferred tax asset	1,079	1,079
Operating lease right of use asset	953	-
Other assets	596	472
Total assets	$349,007	$366,183

Liabilities and Stockholders' Equity:
Deposits
Non-interest bearing	$32,760	$31,168
Interest-bearing	230,616	255,907
Total deposits	263,376	287,075
Short-term borrowings	3,675	-
Mortgagors' escrow accounts	1,596	1,555
Operating lease liability	962	-
Accrued expenses and other liabilities	3,509	3,303
Total liabilities	273,118	291,933
Stockholders' Equity
Preferred Stock, $.01 par value, 10,000,000 shares authorized as of June 30, 2023 and June 30, 2022, and none outstanding	$-	$-
Common Stock, $.01 par value, 90,000,000 shares authorized as of June 30, 2023 and June 30, 2022, 6,632,642 issued and outstanding as of June 30, 2023 and 6,521,642 issued and outstanding as of June 30, 2022	65	65
Additional paid-in capital	27,814	27,720
Retained earnings	50,416	48,970
Accumulated other comprehensive loss	(3)	-
Unearned compensation - ESOP, 240,310 and 250,536 shares unallocated at June 30, 2023 and June 30, 2022, respectively	(2,403)	(2,505)
Total stockholders' equity	75,889	74,250
Total liabilities and stockholders' equity	$349,007	$366,183

The accompanying notes are an integral part of these consolidated financial statements

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the Year Ended
	June 30,	June 30,
	2023	2022
Interest and dividend income:
Interest and fees on loans	$6,695	$6,502
Interest and dividends on securities:
Taxable	3,228	2,153
Tax exempt	414	466
Interest on short-term investments and certificates of deposit	341	103
Total interest and dividend income	10,678	9,224

Interest expense:
Deposits	1,872	1,012
Short-term borrowings	54	8
Total interest expense	1,926	1,020

Net interest income	8,752	8,204
Provision for loan losses	-	26
Net interest income, after provision for loan losses	8,752	8,178

Non-interest income:
Customer service fees	146	127
Income on bank-owned life insurance	258	259
Gain on sale and call of securities	-	56
Other income	260	253
Total non-interest income	664	695

Non-interest expense:
Salaries and employee benefits	4,517	4,097
Occupancy and equipment	1,028	883
Advertising	185	139
Data processing	344	350
Deposit insurance	106	90
Charitable Foundation	-	1,554
Other general and administrative	1,489	1,370
Total non-interest expense	7,669	8,483

Income before income taxes	1,747	390
Provision (benefit) for income taxes	301	(52)
Net income	$1,446	$442

Net income per share:
Basic	$0.23	$0.08
Diluted	$0.23	$0.08

Weighted average shares outstanding:
Basic	6,275,819	5,886,929
Diluted	6,275,874	5,886,929

The accompanying notes are an integral part of these consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Year Ended June 30,
	2023	2022
Net income	$1,446	$442
Other comprehensive income:
Change in unrealized holding (losses) gains	(5)	32
Reclassification adjustment for net realized gains included in income	-	(56)
Net change in unrealized losses	(5)	(24)
Tax effect	2	7
Net-of-tax amount	(3)	(17)
Comprehensive income	$1,443	$425

The related income tax expense for net realized gains included in income was $19,000 for the year ended June 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except share data)

					Accumulated
			Additional		Other	Unearned
	Common Stock		Paid-in	Retained	Comprehensive	Compensation
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Total
Balance at June 30, 2022	6,521,642	$65	$27,720	$48,970	$-	$(2,505)	$74,250
Net income	-	-	-	1,446	-	-	1,446
Other comprehensive loss	-	-	-	-	(3)	-	(3)
Restricted stock awards granted	111,000	-	-	-	-	-	-
Stock-based compensation	-	-	109	-	-	-	109
ESOP shares committed to be released	-	-	(15)	-	-	102	87
Balance at June 30, 2023	6,632,642	$65	$27,814	$50,416	$(3)	$(2,403)	$75,889

Balance at June 30, 2021	-	$-	$-	$48,628	$17	$-	$48,645
Net income	-	-	-	442	-	-	442
Other comprehensive loss	-	-	-	-	(17)	-	(17)
Transfer of cash from Colonial Federal Savings Bank to 15 Beach MHC	-	-	-	(100)	-	-	(100)
Issuance of shares to mutual holding company	3,586,903	36	-	-	-	-	36
Issuance of shares in the initial public offering, net of expenses of $1,583,000	2,804,306	28	26,417	-	-	-	26,445
Issuance of shares to the Colonial Federal Savings Bank Charitable Foundation	130,433	1	1,303	-	-	-	1,304
Purchase of 255,648 shares by the ESOP	-	-	-	-	-	(2,556)	(2,556)
ESOP shares committed to be released	-	-	-	-	-	51	51
Balance at June 30, 2022	6,521,642	$65	$27,720	$48,970	$-	$(2,505)	$74,250

The accompanying notes are an integral part of these consolidated financial statements

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,446	$442
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	-	26
Gain on sale and call of securities	-	(56)
Amortization of securities, net	437	581
Contribution of stock to the Colonial Federal Savings Bank Charitable Foundation	-	1,303
Net change in deferred loan costs and fees	2	(18)
Increase in cash surrender value of bank-owned life insurance	(258)	(259)
Deferred income tax expense (benefit)	2	(407)
Depreciation and amortization, net	235	255
ESOP expense	87	51
Stock-based compensation	109	-
Net increase in accrued interest receivable	(98)	(119)
Other, net	91	85
Net cash provided by operating activities	2,053	1,884
Cash flows from investing activities:
Maturities of certificates of deposit	-	980
Activity in securities available for sale:
Maturities, prepayments and calls	48	89
Sales	-	2,031
Activity in securities held to maturity:
Maturities, prepayments and calls	13,668	22,246
Purchases	(16,768)	(62,944)
Loan originations and payments, net	(3,320)	1,814
Additions to premises and equipment	(314)	(130)
Purchase of bank-owned life insurance	-	(635)
Purchase of Federal Home Loan Bank stock	(190)	-
Redemption of Federal Home Loan Bank stock	-	262
Net cash used in investing activities	(6,876)	(36,287)
Cash flows from financing activities:
Net (decrease) increase in deposits	(23,699)	2,401
Net increase (decrease) in short-term borrowings	3,675	(918)
Proceeds from sale of common stock, net	-	26,482
Common stock purchased by ESOP	-	(2,556)
Net increase (decrease) in mortgagors' escrow accounts	41	(17)
Net cash (used in) provided by financing activities	(19,983)	25,392
Net change in cash and cash equivalents	(24,806)	(9,011)
Cash and cash equivalents at beginning of year	31,667	40,678
Cash and cash equivalents at end of year	$6,861	$31,667
Supplemental information:
Interest paid on deposits and short-term borrowings	$1,926	$1,020
Income taxes paid	$540	$381
Adoption of ASU 2016-02, detailed in Notes 1 and 10	$1,044	$-

The accompanying notes are an integral part of these consolidated financial statements

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of presentation and consolidation

These consolidated financial statements of CFSB Bancorp, Inc. (the "Company") include the accounts of Colonial Federal Savings Bank (the “Bank”) and its wholly-owned subsidiary, Beach Street Security Corporation, which was established to buy, hold and sell securities. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Following the completion of the reorganization, all depositors who had liquidation rights with respect to the Bank as of the effective date of the reorganization will continue to have such rights solely with respect to 15 Beach, MHC so long as they continue to hold their deposit accounts with the Bank. In addition, all persons who become depositors of the Bank subsequent to the reorganization will have such liquidation rights with respect to 15 Beach, MHC.

Employee Stock Ownership Plan ("ESOP")

The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders' equity. The Company records compensation expense for the ESOP equal to the fair market value of shares when they are committed to be released from the suspense account to participants' accounts under the plan.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated ESOP shares and non-vested restricted shares. Diluted EPS is computed using the same method as basic EPS and reflects the potential dilution that could occur if stock options shares were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the year ended June 30, 2023, 272,945 shares were excluded from the computation of diluted earnings per share because they were anti-dilutive. There were no anti-dilutive shares for the six months ended June 30, 2022. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculation for the year ended June 30, 2023 and the six months ended June 30, 2022, which reflects the period in which the Company had outstanding shares.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

	For the Year Ended	For the Six Months Ended
(In thousands, except share and per share amounts)	June 30, 2023	June 30, 2022
Net income	$1,446	$442

Weighted average number of common shares outstanding	6,555,275	6,125,299
Less: Average unallocated ESOP shares	(245,823)	(238,370)
Less: Average non-vested restricted shares	(33,633)	-
Weighted average number of common shares outstanding used to calculate basic earnings per common share	6,275,819	5,886,929
Dilutive effect of share-based compensation	55	-
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,275,874	5,886,929

Earnings per common share
Basic	$0.23	$0.08
Diluted	$0.23	$0.08

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

Reclassification

Certain amounts in the 2022 consolidated financial statements have been reclassified to conform to the 2023 presentation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, and interest-bearing deposits consisting primarily of balances at the Federal Reserve Bank of Boston and deposits sold that mature overnight. The Company may from time to time have deposits in financial institutions which exceed federally insured limits. At June 30, 2023 and 2022, the Company had a concentration of cash on deposit at the Federal Reserve Bank of Boston amounting to $1,660,000 and $28,930,000, respectively.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

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

OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income, net of applicable taxes.

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB of Boston may declare dividends on the stock. The Company reviews its investment in FHLB stock for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of June 30, 2023 and 2022, no impairment has been recognized.

Loans

The Company’s loan portfolio includes residential real estate, commercial real estate, construction and consumer loan segments. Residential real estate loans include classes for 1-4 family, multi-family, second mortgages and home equity lines of credit.

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

The accrual of interest on all loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual status if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual status is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are less than 90 days past due and future payments are reasonably assured, generally after six months.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, multi-family loans, commercial real estate, construction and consumer loans. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume, credit concentrations and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no significant changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during fiscal 2023 or fiscal 2022.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential one- to four-family: This segment consists of one- to four-family, owner-occupied, residential mortgage loans, virtually all of which are secured by properties in our market area. Generally, mortgages with loan-to-value ratios greater than 80% require private mortgage insurance, with limited exceptions. Underwriting approval is dependent on review of the borrower's ability to repay and credit history in accordance with the Company's policy. The overall health of the economy, including unemployment rates and housing pricing, will have an effect on the credit quality of this segment.

Multi-family: This segment consists of real estate loans secured by properties of five or more rental units within our market area. We consider a number of factors in originating multi-family loans. We evaluate the qualifications, income level and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy due to increased vacancy rates or diminished cash flows, which in turn, would have an effect on the credit quality of this segment. Management obtains financial information annually and continually monitors the cash flows of these loans.

Second mortgages and home equity lines of credit: Second mortgage loans and home equity lines of credit are multi-purpose loans used to finance various home or personal needs for which a one- to four-family primary or secondary residence serves as collateral. We generally originate home equity lines of credit with a maximum loan-to-value ratio of 80% (including the value of the underlying mortgage loan) and with terms of up to 20 years. We originate second mortgage loans on owner-occupied properties with fixed rates of interest. We generally originate these loans with a maximum loan-to-value ratio of 80% (including the value of the underlying mortgage loan) and with terms of up to 15 years. Underwriting approval is dependent on review of the borrower's ability to repay and credit history in accordance with the Company's policy. The overall health of the economy, including unemployment rates and housing pricing, will have an effect on the credit quality of this segment.

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

Consumer and home improvement – Loans in this segment, which include home improvement loans, are generally unsecured and repayment is dependent on the credit quality of the individual borrower. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Allocated component

The allocated component relates to loans that are classified as impaired. Based on internal credit ratings, residential real estate, multi-family, commercial real estate and construction loans are evaluated for impairment on a loan-by-loan basis. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.

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

Deferred Compensation Plan

The Company has entered into individual Deferred Compensation Agreements with specified executives.

Advertising

Advertising expenses are charged to earnings when incurred.

Pension plan

Costs of the multi-employer pension plan are based on the contribution required to be made to the plan. It is the Company’s policy to fund pension costs in the year of accrual.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

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

The Company does not have any uncertain tax positions at June 30, 2023 or 2022 which require disclosure. The Company accounts for interest and penalties as part of its provision for federal and state taxes. No interest and penalties were recorded for the years ended June 30, 2023 or 2022.

Transfers of financial assets

Transfers of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets.

During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

Comprehensive income/loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the retained earnings section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive loss, included in stockholders' equity, are as follows:

	For the Year Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022
Net unrealized losses on available for sale securities	$(5)	$(24)
Tax effect	2	7
Other comprehensive loss	$(3)	$(17)

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Leases

The Company leases certain branch locations under noncancelable operating leases. Under the Company's policy, operating leases do not have renewal options to extend lease terms. Upon commencement of a new lease, the Company will recognize a right of use ("ROU") asset and corresponding lease liability. The discount rate used in determining the present value of lease payments is based on the Company's incremental borrowing rate for borrowings with terms similar to each lease at commencement date. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, non-lease components and other non-components, such as common area maintenance charges, real estate taxes, and insurance are not included in the measurement of the lease liability since they are generally able to be separated. The Company has elected the short-term lease recognition exemption for all leases that qualify.

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

Recent accounting pronouncements

As an emerging growth company as defined in the JOBS Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to non-public companies. As of June 30, 2023, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

On June 16, 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all current expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This ASU, as amended, is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted Topic 326 on July 1, 2023 and is in the process of validating the new model used to quantify the estimate for the Allowance for Credit Losses and updating its policy documents and internal controls accordingly.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

2. Restrictions on cash and amounts due from banks

Effective March 26, 2020, the Board of Governors of the Federal Reserve reduced reserve requirement ratios to zero percent and therefore no reserve balance was required at June 30, 2023 or 2022.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

3. Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$147	$-	$(5)	$142
Collateralized mortgage obligations	4	-	-	4
Total securities available for sale	$151	$-	$(5)	$146

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$996	$-	$(34)	$962
Mortgage-backed securities	46,619	-	(3,500)	43,119
Collateralized mortgage obligations	1	-	-	1
Municipal bonds	43,865	3	(6,423)	37,445
Corporate bonds	56,421	-	(5,675)	50,746
Total securities held to maturity	$147,902	$3	$(15,632)	$132,273

	June 30, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$186	$-	$-	$186
Collateralized mortgage obligations	13	-	-	13
Total securities available for sale	$199	$-	$-	$199

Securities held to maturity:
Government-sponsored enterprises:
Mortgage-backed securities	$47,741	$26	$(1,895)	$45,872
Collateralized mortgage obligations	7	-	-	7
Municipal bonds	45,776	23	(5,172)	40,627
Corporate bonds	51,715	20	(4,648)	47,087
Total securities held to maturity	$145,239	$69	$(11,715)	$133,593

Securities with an amortized cost of $14,657,000 and a fair value of $12,410,000 at June 30, 2023 were pledged to secure a credit line with the Federal Reserve Bank. See Note 7 of these consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

The amortized cost and fair value of debt securities, by contractual maturity, at June 30, 2023 and June 30, 2022, is shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023
	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$-	$-	$7,770	$7,686
Over 1 year through 5 years	-	-	31,738	29,987
Over 5 years through 10 years	-	-	39,215	34,185
Over 10 years	-	-	22,559	17,295
	-	-	101,282	89,153
Mortgage-backed securities	147	142	46,619	43,119
Collateralized mortgage obligations	4	4	1	1
	$151	$146	$147,902	$132,273

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Information pertaining to securities with gross unrealized losses at June 30, 2023 and 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2023
	Less Than Twelve Months		Over Twelve Months
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available for sale:
Mortgage-backed securities	$2	$71	$3	$67
Total temporarily impaired securities available for sale	$2	$71	$3	$67

Securities held to maturity:
Mortgage-backed securities	$336	$10,494	$3,164	$32,597
Debt obligations	34	962	-	-
Municipal bonds	111	6,280	6,312	27,676
Corporate bonds	318	9,534	5,357	40,213
Total temporarily impaired securities held to maturity	$799	$27,270	$14,833	$100,486

	June 30, 2022
	Less Than Twelve Months		Over Twelve Months
(In thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities held to maturity:
Mortgage-backed securities	$1,712	$39,843	$183	$1,855
Municipal bonds	3,520	25,976	1,652	6,394
Corporate bonds	3,679	37,015	969	5,682
Total temporarily impaired securities held to maturity	$8,911	$102,834	$2,804	$13,931

At June 30, 2023, 279 debt securities have unrealized losses with aggregate depreciation of 10.90% from the Company's amortized cost basis. These unrealized losses are the result of changes in the interest rate environment and there have been no downgrades in the investment quality of these securities or the issuers. The contractual terms of these securities do not permit the entities to settle the security at a price less than par value. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, it does not consider these securities to be other-than-temporarily impaired at June 30, 2023.

There were no sales of securities available for sale during the year ended June 30, 2023. Proceeds from the sale of securities available for sale was $2,031,000 for the year ended June 30, 2022.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

4. Loans

A summary of the balances of loans follows:

(In thousands)	June 30, 2023	June 30, 2022
Mortgage loans on real estate:
Residential:
1-4 family	$140,109	$141,073
Multifamily	12,638	14,310
Second mortgages and home equity lines of credit	2,699	1,970
Construction	-	375
Commercial	20,323	14,761
Total mortgage loans on real estate	175,769	172,489
Consumer loans:
Consumer	49	84
Home improvement	2,191	2,116
Total other loans	2,240	2,200
Total loans	178,009	174,689
Allowance for loan losses	(1,747)	(1,747)
Net deferred loan fees	(351)	(349)
Loans, net	$175,911	$172,593

There were no loans serviced for others at June 30, 2023 and 2022.

Residential loans are subject to a blanket lien securing FHLB advances. See Note 7 of these consolidated financial statements.

Included in total loans are loans due from directors and other related parties of $2.1 million and $3.0 million at June 30, 2023 and 2022, respectively. All loans made to directors have substantially the same terms and interest rates as other bank borrowers at their origination date. The Board of Directors confirms that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies prior to approving loans to individual directors. The following presents the activity in amount due from directors and other related parties for the years ended June 30, 2023 and 2022:

(In thousands)	June 30, 2023	June 30, 2022
Outstanding related party loans at July 1,	$3,047	$2,544
New loans	-	1,211
Draws	3	-
Transfers	(482)	-
Repayments	(490)	(708)
Outstanding related party loans at June 30,	$2,078	$3,047

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Activity in the allowance for loan losses and allocation of the allowance to loan segments follows:

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Construction	Commercial Real Estate	Consumer	Home Improvement	Unallocated	Total
Balance at June 30, 2022	$986	$215	$22	$4	$252	$-	$61	$207	$1,747
Provision (credit) for loan losses	(12)	(25)	7	(4)	94	-	3	(63)	-
Loans charged-off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance at June 30, 2023	$974	$190	$29	$-	$346	$-	$64	$144	$1,747

Balance at June 30, 2021	$967	$272	$23	$-	$279	$-	$58	$123	$1,722
Provision (credit) for loan losses	19	(57)	(1)	4	(27)	-	4	84	26
Loans charged-off	-	-	-	-	-	-	(1)	-	(1)
Recoveries	-	-	-	-	-	-	-	-	-
Balance at June 30, 2022	$986	$215	$22	$4	$252	$-	$61	$207	$1,747

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

The allocation of the allowance for loan losses to each category is presented as of June 30, 2023 and 2022.

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Construction	Commercial Real Estate	Consumer	Home Improvement	Unallocated	Total
June 30, 2023
Allowance for impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-
Allowance for non-impaired loans	974	190	29	-	346	-	64	144	1,747
Total allowance for loan losses	$974	$190	$29	$-	$346	$-	$64	$144	$1,747

Impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-
Non-impaired loans	140,109	12,638	2,699	-	20,323	49	2,191	-	178,009
Total loans	$140,109	$12,638	$2,699	$-	$20,323	$49	$2,191	$-	$178,009

June 30, 2022
Allowance for impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-
Allowance for non-impaired loans	986	215	22	4	252	-	61	207	1,747
Total allowance for loan losses	$986	$215	$22	$4	$252	$-	$61	$207	$1,747

Impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-
Non-impaired loans	141,073	14,310	1,970	375	14,761	84	2,116	-	174,689
Total loans	$141,073	$14,310	$1,970	$375	$14,761	$84	$2,116	$-	$174,689

At June 30, 2023 and 2022 there were no past due loans or loans on non-accrual status and there were no loans past due ninety days or more and still accruing.

There were no impaired loans at June 30, 2023 or 2022.

During the years ended June 30, 2023 and 2022, there were no troubled debt restructurings or troubled debt restructurings that defaulted in the first twelve months after restructuring. Management is required to perform a discounted cash flow calculation to determine the amount of impairment reserve required on any troubled debt restructurings. Any reserve would be recorded through the provision for loan losses.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Credit Quality Information

The Company utilizes an internal loan rating system for residential real estate, commercial real estate, and construction loans as follows:

Pass: Loans in this category are considered to pose low to average risk. Passed assets are generally protected by the current net worth and paying capacity of the obligor or by the value of collateral pledged.

Special Mention: Loans in this category possess credit deficiencies or potential weaknesses deserving management’s close attention. If uncorrected, such deficiencies or weaknesses may expose the Company to an increased risk of loss.

Substandard: Loans in this category are considered to be inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. These assets have a well-defined weakness and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate and construction loans. On a monthly basis, the Company reviews the residential and other loan portfolios for credit quality primarily through the use of delinquency reports.

The following table presents information on the Company’s loans by risk ratings at June 30, 2023 and 2022:

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Construction	Commercial Real Estate	Consumer	Home Improvement	Total
June 30, 2023
Pass	$138,678	$12,638	$2,699	$-	$20,323	$49	$2,191	$176,578
Special mention	1,431	-	-	-	-	-	-	1,431
Total loans	$140,109	$12,638	$2,699	$-	$20,323	$49	$2,191	$178,009

June 30, 2022
Pass	$141,073	$14,310	$1,970	$375	$14,761	$84	$2,116	$174,689
Total loans	$141,073	$14,310	$1,970	$375	$14,761	$84	$2,116	$174,689

At June 30, 2023 and 2022, there were no loans rated substandard, doubtful or loss.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

5. Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

(In thousands)	June 30, 2023	June 30, 2022
Land	$1,553	$1,553
Bank buildings	1,066	1,066
Building improvements	937	926
Furniture, fixtures and equipment	1,239	1,225
Leasehold improvements	321	167
	5,116	4,937
Accumulated depreciation and amortization	(1,703)	(1,603)
	$3,413	$3,334

Depreciation and amortization expense for the years ended June 30, 2023 and 2022 amounted to $235,000 and $255,000, respectively.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

6. Deposits

A summary of deposit balances, by type, is as follows:

(In thousands)	June 30, 2023	June 30, 2022
NOW and demand	$61,538	$64,163
Regular and other	64,184	75,774
Money market deposits	26,995	47,010
Total non-certificate accounts	152,717	186,947
Term certificates of $250,000 or more	24,340	24,608
Term certificates less than $250,000	86,319	75,520
Total certificate accounts	110,659	100,128
Total deposits	$263,376	$287,075

A summary of certificate accounts by maturity is as follows:

	June 30, 2023		June 30, 2022
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due within 3 months	$11,171	1.11%	$24,873	0.45%
Over 3 months to 1 year	83,590	3.23	53,974	0.77
Over 1 year to 2 years	11,813	2.33	14,307	0.96
Over 2 years to 3 years	1,900	0.61	5,277	0.92
Over 3 years to 5 years	2,185	2.49	1,697	0.65
	$110,659	2.86%	$100,128	0.73%

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

7. Federal Home Loan Bank Advances and Other Borrowings

Overnight advances or advances having a one-month maturity totaled $3.7 million at June 30, 2023 at a weighted average rate of 5.25%. There were no overnight advances or advances having a one-month maturity at June 30, 2022. Selected information for such short-term borrowings is as follows:

	June 30, 2023	June 30, 2022
(Dollars in thousands)
Average daily balance	$1,037	$278
Maximum amount outstanding at any month end	5,300	717

The Company has an available line of credit in the amount of $2,354,000 with the FHLB at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Company’s total assets. At June 30, 2023 and 2022 there were no funds advanced under the line of credit. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as first mortgage loans on owner-occupied 1-4 family residential property.

The Company has an available line of credit under the Federal Reserve Bank Borrower-in-Custody program offered through the Discount Window. Under the terms of the credit line, the Company has pledged certain qualifying securities with a fair market value of $12,410,000 and $12,777,000, respectively, and the line bears a variable interest rate equal to the federal funds rate plus 0.50%. At June 30, 2023 and 2022, there were no outstanding balances under this program.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes

Allocation of federal and state income taxes between current and deferred portions is as follows:

	For the Year Ended June 30,
(In thousands)	2023	2022
Current tax provision:
Federal	$268	$313
State	31	42
	299	355
Deferred tax expense (benefit):
Federal	(62)	(322)
State	-	(200)
Valuation allowance	64	115
	2	(407)
Total income tax provision (benefit)	$301	$(52)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended June 30,
(Dollars in thousands)	2023	2022
Statutory amount	$367	$82
Increase (decrease) resulting from:
State taxes, net of federal tax expense (benefit)	22	(120)
Tax exempt interest	(85)	(96)
Bank-owned life insurance	(31)	(34)
Stock-based compensation	7	-
Other, net	(43)	1
Valuation allowance	64	115
Effective tax (benefit)	$301	$(52)
Effective tax rate	17.2%	-13.3%

The components of the net deferred tax asset are as follows:

	As of June 30,
(In thousands)	2023	2022
Deferred tax assets:
Allowance for loan losses	$466	$466
Employee benefit plans	360	328
ESOP	23	14
Stock-based compensation	22	-
Accrued rent	1	-
Net unrealized loss on available for sale securities	2	-
Depreciation and amortization	10	-
Charitable Foundation contribution carryforward	374	403
	1,258	1,211
Valuation allowance	(179)	(115)
Gross deferred tax assets	1,079	1,096

Deferred tax liabilities:
Depreciation and amortization	$-	$(17)
	-	(17)
Net deferred tax asset	$1,079	$1,079

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

A summary of the change in the net deferred tax asset is as follows:

	Years Ended June 30,
(In thousands)	2023	2022
Balance at beginning of fiscal year	$1,079	$665
Deferred tax (expense) benefit	(2)	407
Deferred tax effects of net unrealized gain on available for sale securities	2	7
Balance at end of fiscal year	$1,079	$1,079

The calculation of the Company's charitable contribution carryforward deferred tax asset is based upon a carryforward of approximately $1,271,000 of charitable contributions at June 30, 2023. As of June 30, 2023 it has been determined that it is more likely than not that a portion of the benefit from this charitable contribution carryforward will not be realized prior to expiration. As a result, a valuation allowance of $179,000 has been provided on this deferred tax asset for the year ended June 30, 2023. As of June 30, 2022, the valuation allowance related to the benefit from the charitable foundation contribution carryforward was $115,000. All other deferred tax assets as of June 30, 2023 and 2022 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of these deferred tax assets will be realized.

The federal income tax reserve for loan losses at the Company’s base year amounted to $2,582,000. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used, limited to the amount of the reserve, would be subject to taxation in the fiscal year in which used. As the Company intends to use the reserve only to absorb loan losses, a deferred income tax liability of $726,000 has not been provided.

The Company and the Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statues of limitations by the internal revenue service for the years ended December 2019 through 2022. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2019 are open.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

9. Minimum Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Federal banking regulations require minimum capital requirements for community banking institutions as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital, Tier 1 capital or total capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. At June 30, 2023, the Company and the Bank met the required capital conservation buffer. Management believes that the Bank’s capital levels will remain characterized as “well capitalized”.

As of June 30, 2023, the most recent notification from the Office of the Comptroller of Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank is subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank's net income for the current year, plus its net income retained for the two previous years, subject to regulatory approval.

The Bank’s actual capital amounts and ratios as of June 30, 2023 and 2022 are also presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Total capital (to risk weighted assets)	$65,141	32.9%	$15,850	8.0%	$19,813	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,394	32.0	8,916	4.5	12,878	6.5
Tier 1 capital (to risk weighted assets)	63,394	32.0	11,888	6.0	15,850	8.0
Tier 1 capital (to adjusted total assets)	63,394	18.2	13,950	4.0	17,438	5.0

June 30, 2022
Total capital (to risk weighted assets)	$65,237	34.9%	$14,936	8.0%	$18,670	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,490	34.0	8,401	4.5	12,135	6.5
Tier 1 capital (to risk weighted assets)	63,490	34.0	11,202	6.0	14,936	8.0
Tier 1 capital (to adjusted total assets)	63,490	17.4	14,580	4.0	18,225	5.0

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingencies

Loan commitments

The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and advance funds on lines-of-credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

At June 30, 2023 and 2022, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In thousands)	June 30, 2023	June 30, 2022
Commitments to grant loans	$608	$5,551
Unadvanced funds on construction loans	-	460
Unadvanced funds on equity lines of credit	4,089	4,305
Unadvanced funds on commercial and other lines of credit	871	1,188

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for construction loans and lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis and the commitments are collateralized by real estate.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

Operating lease commitments

The Company adopted ASU 2016-02, Leases (Topic 842), on July 1, 2022, using the modified retrospective transition method. Therefore, periods prior to that date were not restated, and accordingly disclosures are not presented on a comparable basis. The Company elected the package of practical expedients, which permits the Company not to reassess prior conclusions about lease identifications, lease classification and direct costs. The Company did not elect to apply the hindsight expedient pertaining to using hindsight knowledge as of the effective date when determining lease terms and impairment.

As of June 30, 2023, the Company had entered into two noncancelable operating lease agreements for branch locations. The Company, by policy, does not include renewal options for leases as part of its ROU asset and lease liabilities unless they are deemed reasonably certain to exercise.

The Company's ROU asset related to operating leases totaled $953,000 at June 30, 2023 and is recognized in the Company's Consolidated Balance Sheet as an operating lease right of use asset.

As of June 30, 2023, the weighted average remaining lease term for operating leases was 8.88 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.56%. The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding at June 30, 2023 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in the Company's Consolidated Balance Sheet in operating lease liability.

Years ending
(In thousands)	June 30,
2024	$117
2025	117
2026	117
2027	119
2028	134
Thereafter	522
Total minimum lease payments	$1,126
Less: imputed interest	(164)
Total lease liability	$962

The cost of lease payments is not included above. Total rent expense for the years ended June 30, 2023 and 2022 amounted to $136,000 and $93,000, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $117,000 for the year ended June 30, 2023

Employment agreements

During the year ended June 30, 2023, the Company entered into employment agreements with two executives (each for a term of three years) which provide for a specified annual compensation and certain other benefits as defined in the agreement. Commencing on the first anniversary of the effective date of the agreement and continuing on each anniversary thereafter, members of the Board of Directors may extend the agreement for an additional year.

The Company has also entered into agreements with certain executives setting forth the terms and conditions of payment due to the executive and the rights and obligations of the parties in the event of a change in control as defined in the agreement. The agreements are subject to renewal each year by the Board of Directors prior to the anniversary of the effective date.

Other contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

11. Employee Benefits Plan

Employee Stock Ownership Plan

As part of the stock offering, the Company established the Colonial Federal Savings Bank Employee Stock Ownership Plan ("ESOP") to provide eligible employees of the Company the opportunity to own Company common stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal limits. The number of shares committed to be released per year is 10,226.

The ESOP funded its purchase of 255,648 shares through a loan from the Company equal to 100% of the purchase price of the common stock. The ESOP trustee will repay the loan principally through the Company's contributions to the ESOP over the loan term of 25 years. At June 30, 2023, the principal balance on the ESOP loan was $2.5 million.

Total compensation expense recognized in connection with the ESOP for the years ended June 30, 2023 and 2022 was $87,000 and $51,000, respectively.

Shares held by the ESOP include the following:

	June 30, 2023	June 30, 2022
Shares held by the ESOP include the following:
Committed to be allocated	15,338	5,112
Unallocated	240,310	250,536
Total	255,648	255,648

The fair value of unallocated shares was approximately $1.9 million at June 30, 2023.

Defined benefit plan

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (“The Pentegra DB Plan”), a tax-qualified defined-benefit pension plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and is subject to the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

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

c. If the Company chooses to stop participating in its multi-employer plan, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Pension expense under the plan for the years ended June 30, 2023 and 2022 amounted to $700,000 and $735,000, respectively.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500 amounted to $139,477,000 and $248,563,000 for the plan years ended June 30, 2022 and June 30, 2021, respectively, the latest data on file. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. Contributions of $675,000 and $715,000 were paid by the Company during the years ended June 30, 2023 and 2022, respectively.

The funded status (market value of plan assets divided by funding target) of the Company’s portion of the Pentegra DB Plan as of July 1, 2023 and 2022, was 109.66% and 120.63%, respectively, per the valuation reports. Market value of plan assets reflects any contributions received applied to the 2022-2023 plan year.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

401(k) plan

The Company has a savings plan which is intended to qualify under Section 401(k) of the Internal Revenue Code. The plan provides for voluntary contributions by participating employees ranging from two percent to fifteen percent of their compensation, subject to certain limitations. The Company matches 10% of the employee’s voluntary contributions up to 3% of their compensation. Employer 401(k) plan contribution expense amounted to $22,000 and $33,000 for the years ended June 30, 2023 and 2022, respectively.

Supplemental compensation plan

The Company has entered into a Supplemental Executive Retirement Plan (the “SERP”) with certain officers, which provides for payments upon attaining the retirement age noted in the SERP. The present value of these future payments is provided over the remaining terms of the officers’ employment and at June 30, 2023 and 2022, the accrued liability amounted to $877,000 and $814,000, respectively. SERP expense for the years ended June 30, 2023 and 2022 amounted to $63,000 and $66,000, respectively. In connection with these SERPs, the Company purchased life insurance policies, which have a cash surrender value of $5.9 million and $5.8 million at June 30, 2023 and 2022, respectively.

In addition, the Company provides death benefits for officers and directors of the Company under the terms of Split Dollar Agreements. The Company has purchased life insurance contracts in connection with these agreements and the cash surrender value of the policies at June 30, 2023 and 2022 amounted to $4.5 million and $4.3 million, respectively. For the years ended June 30, 2023 and 2022, post-retirement expense related to these obligations amounted to $96,000 and $89,000, respectively.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

12. Fair Value of Assets and Liabilities

Determination of fair value

The Company uses fair value measurements to record fair value adjustments to certain assets. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in some instances, quoted market prices may not be available. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques, including collateral value. Those techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Assets and liabilities measured at fair value on a recurring basis.

At June 30, 2023 and 2022, securities available for sale were measured at Level 2 with a fair value of $146,000 and $199,000, respectively. All fair value measurements are obtained from a third- party pricing service and are not adjusted by management. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no securities measured at fair value in Levels 1 and 3.

There are no liabilities measured at fair value on a recurring basis at June 30, 2023 and 2022.

Assets and liabilities measured at fair value on a non-recurring basis.

The Company may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no assets or liabilities measured at fair value on a non-recurring basis at June 30, 2023 or 2022.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and 2022.

	June 30, 2023
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$6,861	$6,861	$-	$-	$6,861
Securities available for sale	146	-	146	-	146
Securities held to maturity	147,902	-	132,273	-	132,273
Federal Home Loan Bank of Boston stock	381	-	-	381	381
Loans, net	175,911	-	-	157,505	157,505
Accrued interest receivable	1,363	-	-	1,363	1,363

Liabilities:
Deposits	263,376	-	-	241,711	241,711
Short-term borrowings	3,675	-	-	3,667	3,667

	June 30, 2022
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$31,667	$31,667	$-	$-	$31,667
Securities available for sale	199	-	199	-	199
Securities held to maturity	145,239	-	133,593	-	133,593
Federal Home Loan Bank of Boston stock	191	-	-	191	191
Loans, net	172,593	-	-	161,098	161,098
Accrued interest receivable	1,265	-	-	1,265	1,265

Liabilities:
Deposits	287,075	-	-	268,039	268,039

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

13. Stock-Based Compensation

Under the CFSB Bancorp, Inc. 2023 Equity Incentive Plan (the "2023 Equity Plan"), the Company may grant options, restricted stock, restricted stock units or performance awards to its directors, officers and employees. Both incentive stock options and nonqualified stock options may be granted under the 2023 Equity Plan with 319,560 shares initially reserved for options. Any options forfeited because vesting requirements are not met or expired will become available for re-issuance under the 2023 Equity Plan. The exercise price of each option equals the market price of the Company's stock on the date of the grant and the maximum term of each option is 10 years. The total number of shares initially reserved for restricted stock is 127,824. Options and awards generally vest ratably over three to five years. The fair value of shares awarded is based on the market price at the date of grant.

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
•
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for a period equivalent to the expected life of the option.

During the year ended June 30, 2023, the Company made the following grants of options to purchase shares of common stock and used the following assumptions in measuring the fair value of such grants:

For the Year Ended
June 30, 2023
Options granted	$273,000
Vesting period (years)	5
Expiration period (years)	10
Expected volatility	29.3%
Expected life (years)	6.5
Expected dividend yield	0%
Risk free interest rate	3.7%
Option fair value	$3.17

There were no grants of options to purchase common stock during the year ended June 30, 2022.

A summary of stock option activity for the year ended June 30, 2023 is presented in the table below:

	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at July 1, 2022
Granted	273,000	$8.33	9.95
Exercised	-	-	-
Forfeited	-	-	-
Balance at June 30, 2023	273,000	$8.33	9.70	$-
Exercisable at June 30, 2023	-	$-	-	$-
Unrecognized compensation cost	$812,000
Weighted average remaining recognition period (years)	4.70

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

For the year ended June 30, 2023, stock-based compensation expense applicable to stock options was $52,000. There was no stock-based compensation expense applicable to stock-options for the year ended June 30, 2022. There were no tax benefits related to stock-based compensation expense applicable to stock-options for the years ended June 30, 2023 and 2022, respectively.

Restricted Stock

Shares issued may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will become available for reissuance under the 2023 Equity Plan. The fair market value of shares awarded, based on the market price at the date of grant, is amortized over the applicable vesting period. Restricted stock awarded to date has been at no cost to the awardee. The following table presents activity in restricted stock awards under the 2023 Equity Plan for the year ended June 30, 2023:

	Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at July 1, 2022
Granted	111,000	$8.35
Vested	-	-
Forfeited	-	-
Restricted stock awards at June 30, 2023	111,000	$8.35
Unrecognized compensation cost	$870,000
Weighted average remaining recognition period (years)	4.70

For the year ended June 30, 2023, stock-based compensation related to restricted stock was $57,000. There was no stock-based compensation applicable to restricted stock for the year ended June 30, 2022. There were no tax benefits related to stock-based compensation expense applicable to restricted stock for the years ended June 30, 2023 and 2022, respectively.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

14. Other General and Administrative Expenses

Included in other general and administrative expense for the year ended June 30, 2023 and 2022 are certain items exceeding 1% of the Company's total interest and non-interest income as follows:

	For the Year Ended
	June 30, 2023	June 30, 2022
Consulting expense	$30	$102
Audit expense	262	314
Telephone expense	105	134
Directors' compensation expense	167	177

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

15. Parent Company Condensed Financial Statements

Financial information as of June 30, 2023 and 2022 and for the years then ended pertaining to CFSB Bancorp, Inc. is as follows:

BALANCE SHEETS

	June 30,	June 30,
	2023	2022
Assets:
Cash and due from banks	$9,551	$10,213
Investment in Colonial Federal Savings Bank	62,781	60,934
Due from Colonial Federal Savings Bank	614	-
Accrued interest receivable on ESOP loan	40	40
Deferred tax assets	218	302
ESOP loan	2,486	2,556
Other assets	206	234
Total assets	$75,896	$74,279

Liabilities and Stockholders' Equity:
Liabilities
Other liabilities	$7	$29
Total liabilities	7	29
Stockholders' Equity
Common stock	$65	$65
Additional paid-in capital	27,814	27,720
Retained earnings	50,416	48,970
Accumulated other comprehensive loss	(3)	-
ESOP-Unearned compensation	(2,403)	(2,505)
Total stockholders' equity	75,889	74,250
Total liabilities and stockholders' equity	$75,896	$74,279

STATEMENTS OF OPERATIONS

	For the Year Ended
	June 30,	June 30,
	2023	2022
Interest income	$80	$40
Operating expenses	356	1,666
Loss before income taxes and equity in undistributed net income in Colonial Federal Savings Bank	(276)	(1,626)
Applicable income tax expense (benefit)	(68)	(311)
Loss before equity in undistributed net income of Colonial Federal Savings Bank	(208)	(1,315)
Equity in undistributed net income of Colonial Federal Savings Bank	1,654	1,757
Net income	$1,446	$442

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,446	$442
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of Colonial Federal Savings Bank	(1,654)	(1,757)
Stock contribution to Charitable Foundation	-	1,429
Increase in due from Colonial Federal Savings Bank	(614)	-
Increase in accrued interest receivable	-	(40)
Decrease (increase) in deferred tax assets	84	(302)
Decrease (increase) in other assets	28	(234)
(Decrease) increase in other liabilities	(22)	29
Net cash used in operating activities	(732)	(433)
Cash flows from investing activities:
Contribution of common stock sale proceeds to Colonial Federal Savings Bank	-	(13,280)
Principal payments received on ESOP loan	70	-
Net cash provided by (used in) investing activities	70	(13,280)
Cash flows from financing activities:
Proceeds from sale of common stock, net	-	26,482
Common stock purchased by ESOP	-	(2,556)
Net cash (used in) provided by financing activities	-	23,926
Net change in cash and cash equivalents	(662)	10,213
Cash and cash equivalents at beginning of period	10,213	-
Cash and cash equivalents at end of period	$9,551	$10,213

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Treasurer and Chief Operating Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2023, the Company’s Chief Executive Officer and Treasurer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer and Chief Operating Officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Chief Executive Officer and Treasurer and Chief Operating Officer, concluded that our internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Other Information Relating to Directors and Executive Officers — Delinquent Section 16(a) Reports Compliance,” “Proposal 1 — Election of Directors,” “Corporate Governance — Code of Ethics for Senior Officers” and “— Committees of the Board of Directors — Audit Committee” in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

A copy of the Code of Ethics for Senior Officers is available to shareholders of the “Investor Relations” portion on the Bank's website of www.colonialfed.com.

Item 11. Executive Compensation.

Information regarding executive compensation is presented under the headings “Executive Compensation” and “Director Compensation” in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is presented under the heading “Stock Ownership” in the Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of June 30, 2023 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance. Additional information regarding stock-based compensation plans is presented in Note 13 of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

	Number of Securities to be Issued Upon Exercise of Outstanding Option, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Share-Based Compensation Plans
Equity Compensation Plans Approved by Security Holders	273,000	$8.33	$46,560

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions, and director independence is presented under the heading “Corporate Governance — Director Independence” and “Other Information Relating to Directors and Executive Officers — Transactions with Certain Related Persons” in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is presented under the heading “Proposal 2 — Ratification of the Appointment of Independent Registered Public Accountants” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

Our consolidated financial statements are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

(2) Financial Statement Schedules:

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein

(3) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed below.

Exhibit Number	Description	Form	File No.	Exhibit	Exhibit Filing Date	Furnished Herewith

3.1	Charter of CFSB Bancorp, Inc.	S-1	333-259406	3.1	September 9, 2021
3.2	Bylaws of CFSB Bancorp, Inc.	S-1	333-259406	3.2	October 26, 2021
4.0	Form of Common Stock Certificate of CFSB Bancorp, Inc.	S-1	333-259406	4	September 9, 2021
10.1	Amended and Restated Employment Agreement between Colonial Federal Savings Bank and Michael E. McFarland	S-1	333-259406	10.1	September 9, 2021
10.2	Amended and Restated Employment Agreement between Colonial Federal Savings Bank and Susan J. Shea	S-1	333-259406	10.2	September 9, 2021
10.3	Change in Control Agreement between Colonial Federal Savings Bank and Kemal A. Denizkurt	S-1	333-259406	10.3	September 9, 2021
10.4	Amended and Restated Deferred Compensation Plan between Colonial Federal Savings Bank and Michael E. McFarland	S-1	333-259406	10.4	September 9, 2021
10.5	Amended and Restated Deferred Compensation Plan between Colonial Federal Savings Bank and Susan J. Shea	S-1	333-259406	10.5	September 9, 2021
10.6	Amended and Restated Deferred Compensation Plan between Colonial Federal Savings Bank and Kemal A. Denizkurt	S-1	333-259406	10.5	September 9, 2021
10.7	Form of Amended and Restated Colonial Federal Savings Bank Group Term Replacement Plan	S-1	333-259406	10.7	September 9, 2021
10.8	Retirement Death Benefit Only Plan between Colonial Federal Savings Bank and Michael E. McFarland	S-1	333-259406	10.8	September 9, 2021
10.9	Amended and Restated Split Dollar Agreement between Colonial Federal Savings Bank and Michael E. McFarland	S-1	333-259406	10.9	September 9, 2021
10.10	Amended and Restated Split Dollar Agreement between Colonial Federal Savings Bank and Paul Baharian	S-1	333-259406	10.1	September 9, 2021
10.11	Amended and Restated Split Dollar Agreement between Colonial Federal Savings Bank and Edward Keohane	S-1	333-259406	10.11	September 9, 2021
10.12	Amended and Restated Split Dollar Agreement between Colonial Federal Savings Bank and Stephen Marini	S-1	333-259406	10.12	September 9, 2021
10.13	Amended and Restated Split Dollar Agreement between Colonial Federal Savings Bank and James M. O’Leary, Jr.	S-1	333-259406	10.13	September 9, 2021

10.14	CFSB Bancorp, Inc. 2023 Equity Incentive Plan	DEF 14A	001-41220	Appendix A	January 13, 2023
21.1	Subsidiaries of CFSB Bancorp, Inc.	10-K	001-41220	21.1	September 22, 2022
23.1	Consent of Wolf & Company, P.C.					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL)					X

16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFSB BANCORP, INC.

Date: September 20, 2023	By:	/s/ Michael E. McFarland
Michael E. McFarland
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael E McFarland	President, Chief Executive Officer and Director	September 20, 2023
Michael E McFarland	(Principal Executive Officer)

/s/ Susan Shea	Treasurer and Chief Operating Officer	September 20, 2023
Susan Shea	(Principal Financial and Accounting Officer)

/s/ James M. O'Leary, Jr.	Chairman of the Board	September 20, 2023
James M. O'Leary, Jr.

/s/ Paul N. Baharian	Director	September 20, 2023
Paul N. Baharian

/s/ Robert Guarnieri	Director	September 20, 2023
Robert Guarnieri

/s/ Edward J. Keohane	Director	September 20, 2023
Edward J. Keohane

/s/ Stephen D. Marini	Director	September 20, 2023
Stephen D. Marini

/s/ Tracy L. Wilson	Director	September 20, 2023
Tracy L. Wilson