Form 10-Q
period 2023-09-30
CFSB Bancorp, Inc. /MA/
filed 2023-11-14
CIK 1879103

☐☐

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 12, 2023, the registrant had 6,632,642 shares of common stock, $0.01 par value per share, outstanding.

Item 1. Financial Statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	September 30,	June 30,
	2023	2023
Assets:
Cash and due from banks	$1,394	$1,486
Short-term investments	4,724	5,375
Total cash and cash equivalents	6,118	6,861
Securities available for sale, at fair value	139	146
Securities held to maturity, at amortized cost, net of allowance for credit loss, fair value of $128,726 at September 30, 2023 and $132,273 at June 30, 2023	147,537	147,902
Federal Home Loan Bank stock, at cost	405	381
Loans, net of allowance for credit losses of $1,649 at September 30, 2023 and $1,747 at June 30, 2023	174,080	175,911
Premises and equipment, net	3,354	3,413
Accrued interest receivable	1,395	1,363
Bank-owned life insurance	10,468	10,402
Deferred tax asset	1,132	1,079
Operating lease right of use asset	930	953
Other assets	663	596
Total assets	$346,221	$349,007

Liabilities and Stockholders' Equity:
Deposits
Non-interest bearing	$30,918	$32,760
Interest-bearing	229,755	230,616
Total deposits	260,673	263,376
Short-term borrowings	3,250	3,675
Mortgagors' escrow accounts	1,626	1,596
Operating lease liability	941	962
Accrued expenses and other liabilities	3,834	3,509
Total liabilities	270,324	273,118
Stockholders' Equity
Preferred Stock, $.01 par value, 10,000,000 shares authorized as of September 30, 2023 and June 30, 2023, none outstanding	$-	$-
Common Stock, $.01 par value, 90,000,000 shares authorized as of September 30, 2023 and June 30, 2023, 6,632,642 issued and outstanding as of September 30, 2023 and 6,632,642 issued and outstanding as of June 30, 2023	65	65
Additional paid-in capital	27,896	27,814
Retained earnings	50,316	50,416
Accumulated other comprehensive loss	(3)	(3)
Unearned compensation - ESOP, 237,754 and 240,310 shares unallocated at September 30, 2023 and June 30, 2023, respectively	(2,377)	(2,403)
Total stockholders' equity	75,897	75,889
Total liabilities and stockholders' equity	$346,221	$349,007

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Net Income (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	September 30,	September 30,
	2023	2022
Interest and dividend income:
Interest and fees on loans	$1,722	$1,619
Interest and dividends on debt securities:
Taxable	868	751
Tax-exempt	97	108
Interest on short-term investments and certificates of deposit	45	127
Total interest and dividend income	2,732	2,605

Interest expense:
Deposits	876	242
Borrowings	50	-
Total interest expense	926	242

Net interest income	1,806	2,363
Provision for (reversal of) credit losses	(166)	-
Net interest income after provision for (reversal of) credit losses	1,972	2,363

Non-interest income:
Customer service fees	40	37
Income on bank-owned life insurance	66	64
Other income	54	99
Total non-interest income	160	200

Non-interest expenses:
Salaries and employee benefits	1,144	1,018
Occupancy and equipment	254	243
Advertising	38	39
Data processing	89	94
Deposit insurance	33	21
Other general and administrative	358	333
Total non-interest expenses	1,916	1,748

Income before income taxes	216	815
Provision for income taxes	93	170
Net income	$123	$645

Net income per share:
Basic	$0.02	$0.10
Diluted	$0.02	$0.10

Weighted average shares outstanding:
Basic	6,282,203	6,271,977
Diluted	6,282,203	6,271,977

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	For the Three Months Ended
	September 30,
	2023	2022
Net income	$123	$645
Other comprehensive loss:
Change in unrealized holding losses	-	(1)
Net change in unrealized losses	-	(1)
Tax effect	-	-
Net-of-tax amount	-	(1)
Comprehensive income	$123	$644

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands)

					Accumulated
			Additional		Other	Unearned
	Common Stock		Paid-in	Retained	Comprehensive	Compensation
	Shares	Amount	Capital	Earnings	Loss	ESOP	Total
Balance at June 30, 2023	6,632,642	$65	$27,814	$50,416	$(3)	$(2,403)	$75,889
Cumulative effect accounting adjustment(1)	-	-	-	(223)	-	-	(223)
Net income	-	-	-	123	-	-	123
Other comprehensive loss	-	-	-	-	-	-	-
Stock-based compensation	-	-	90	-	-	-	90
ESOP shares committed to be released	-	-	(8)	-	-	26	18
Balance at September 30, 2023	6,632,642	$65	$27,896	$50,316	$(3)	$(2,377)	$75,897

Balance at June 30, 2022	6,521,642	$65	$27,720	$48,970	$-	$(2,505)	$74,250
Net income	-	-	-	645	-	-	645
Other comprehensive loss	-	-	-	-	(1)	-	(1)
ESOP shares committed to be released	-	-	(2)	-	-	25	23
Balance at September 30, 2022	6,521,642	$65	$27,718	$49,615	$(1)	$(2,480)	$74,917

(1) Represents adjustment needed to reflect the cumulative impact on retained earnings pursuant to the Company's adoption of Accounting Standards Update 2016-13. The adjustment presented includes $12,000 ($9,000, net of tax) attributable to the change in accounting methodology for estimating the allowance for credit losses related to loans, $276,000 ($198,000, net of tax) attributable to the change in accounting methodology for estimating the allowance for credit losses related to securities held to maturity and $23,000 ($16,000, net of tax) related to the reserve for off-balance sheet exposures resulting from the Company's adoption of the standard. Amount shown in the table above is presented net of tax.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes of Cash Flows (Unaudited)

(In thousands)

	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$123	$645
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	(166)	-
Amortization of securities, net	96	116
Net change in deferred loan costs and fees	30	1
Increase in cash surrender value of bank-owned life insurance	(66)	(64)
Depreciation and amortization, net	59	64
Deferred income tax expense	-	(60)
ESOP expense	18	23
Stock-based compensation	90	-
Net increase in accrued interest receivable	(32)	(41)
Other, net	284	46
Net cash provided by operating activities	436	730
Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	8	14
Activity in securities held to maturity:
Maturities, prepayments and calls	3,897	2,700
Purchases	(3,861)	(9,718)
Purchases of Federal Home Loan Bank of Boston stock	(24)	-
Loan originations and payments, net	1,899	(2,652)
Additions to premises and equipment	-	(40)
Net cash provided by (used in) investing activities	1,919	(9,696)
Cash flows from financing activities:
Net decrease in deposits	(2,703)	(7,023)
Net decrease in short-term borrowings	(425)	-
Net increase in mortgagors' escrow accounts	30	63
Net cash used in financing activities	(3,098)	(6,960)
Net change in cash and cash equivalents	(743)	(15,926)
Cash and cash equivalents at beginning of period	6,861	31,667
Cash and cash equivalents at end of period	$6,118	$15,741
Supplemental information:
Interest paid on deposits and short-term borrowings	$913	$242
Income taxes paid	$65	$435
Adoption of ASU 2016-02	$-	$1,044
Adoption of ASU 2016-13	$223	$-

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

The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation are reflected in these unaudited consolidated financial statements, and all adjustments made are of a normal recurring nature. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2023.

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

Employee Stock Ownership Plan (the "ESOP")

As part of the reorganization and stock offering, the Bank established the Colonial Federal Savings Bank Employee Stock Ownership Plan to provide eligible employees of the Bank the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Bank employees. The ESOP was funded through the purchase of 255,648 shares through a loan from the Company. The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders' equity. The Company records compensation expense

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants' accounts under the plan.

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

Earnings Per Share

The following table presents the factors used in the earnings per share calculation:

	For the Three Months Ended
(Dollars In thousands)	September 30, 2023	September 30, 2022
Net income	$123	$645

Weighted average number of common shares outstanding	6,632,642	6,521,642
Less: Average unallocated ESOP shares	(239,439)	(249,665)
Less: Average non-vested restricted shares	(111,000)	-
Weighted average number of common shares outstanding used to calculate basic earnings per common share	6,282,203	6,271,977
Dilutive effect of share-based compensation	-	-
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,282,203	6,271,977

Earnings per common share
Basic	$0.02	$0.10
Diluted	$0.02	$0.10

Use of estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the unaudited consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the allowance for credit losses and deferred income taxes.

Management believes that the allowance for credit losses was adequate as of September 30, 2023 and June 30, 2023. While management uses current information and reasonable and supportable forecasts to recognize losses on loans, future additions to the allowance for credit losses may be necessary based on changes in economic conditions or other factors. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews the Bank's allowance for credit losses, and as a result of such reviews, management may have to adjust the allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is management's responsibility and any increase or decrease in the allowance is the responsibility of management.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Management believes that the deferred tax provision was adequate as of September 30, 2023 and June 30, 2023. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” management uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require management to make projections of future taxable income. The judgments and estimates management makes in determining the deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory, economic or business factors change. Any reduction in estimated future taxable income may require management to record a valuation allowance against the deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the federal and state portion of its deferred tax asset.

Recent accounting pronouncements

On July 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments, which requires the recognition of the allowance for credit losses to be estimated using the current expected credit loss ("CECL") methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable and securities held to maturity. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases (See Notes 3 and 4 to our unaudited consolidated financial statements for further information).

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

2.
RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Effective March 26, 2020, the Board of Governors of the Federal Reserve reduced reserve requirement ratios to zero percent and therefore no reserve balance was required at September 30, 2023 or June 30, 2023.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

3.
SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses and allowance for credit losses, follows:

	September 30, 2023
(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$140	$-	$140	$-	$(3)	$137
Collateralized mortgage obligations	2	-	2	-	-	2
Total securities available for sale	$142	$-	$142	$-	$(3)	$139

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$996	$-	$996	$-	$(33)	$963
Mortgage-backed securities	48,239	-	48,239	-	(4,291)	43,948
Municipal bonds	42,926	2	42,924	-	(8,126)	34,798
Corporate bonds	55,609	231	55,378	-	(6,361)	49,017
Total securities held to maturity	$147,770	$233	$147,537	$-	$(18,811)	$128,726

	June 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$147	$-	$(5)	$142
Collateralized mortgage obligations	4	-	-	4
Total securities available for sale	$151	$-	$(5)	$146

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$996	$-	$(34)	962
Mortgage-backed securities	46,619	-	(3,500)	43,119
Collateralized mortgage obligations	1	-	-	1
Municipal bonds	43,865	3	(6,423)	37,445
Corporate bonds	56,421	-	(5,675)	50,746
Total securities held to maturity	$147,902	$3	$(15,632)	$132,273

Securities with an amortized cost of $14,010,000 and a fair value of $11,199,000 at September 30, 2023 were pledged to secure a credit line with the Federal Reserve Bank. See Note 7 of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The amortized cost and fair value of debt securities, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023
	Due in One Year or Less		Due After One Year to Five Years		Due after Five Years to Ten Years		Due After 10 Years		Total
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$-	$-	$12	$12	$70	$68	$58	$57	$140	$137
Collateralized mortgage obligations	2	2	-	-	-	-	-	-	2	2
Total securities available for sale	2	2	12	12	70	68	58	57	142	139

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$-	$-	$996	$963	$-	$-	$-	$-	$996	$963
Mortgage-backed securities	22	22	4,030	3,848	18,806	16,981	25,381	23,097	48,239	43,948
Municipal bonds	3,890	3,833	7,760	7,455	12,444	10,080	18,832	13,432	42,926	34,800
Corporate bonds	4,449	4,406	23,390	21,414	26,066	22,191	1,704	1,237	55,609	49,248
Total securities held to maturity	$8,361	$8,261	$36,176	$33,680	$57,316	$49,252	$45,917	$37,766	$147,770	$128,959

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

	June 30, 2023
	Due in One Year or Less		Due After One Year to Five Years		Due after Five Years to Ten Years		Due After 10 Years		Total
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$-	$-	$13	$13	$64	$62	$70	$67	147	142
Collateralized mortgage obligations	4	4	-	-	-	-	-	-	4	4
Total securities available for sale	4	4	13	13	64	62	70	67	151	146

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$-	$-	$996	$962	$-	$-	$-	$-	$996	$962
Mortgage-backed securities	22	22	4,360	4,161	19,713	18,008	22,524	20,928	46,619	43,119
Collateralized mortgage obligations	1	1	-	-	-	-	-	-	1	1
Municipal bonds	2,570	2,559	9,444	9,303	10,998	9,597	20,853	15,986	43,865	37,445
Corporate bonds	5,200	5,127	21,298	19,723	28,216	24,588	1,707	1,308	56,421	50,746
Total securities held to maturity	$7,793	$7,709	$36,098	$34,149	$58,927	$52,193	$45,084	$38,222	$147,902	$132,273

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

On July 1, 2023, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and securities held to maturity. In addition, ASC 326 made changes to the accounting for securities available for sale.

Allowance for Credit Losses - Securities Available for Sale

The Company measures expected credit losses on securities available for sale based upon the gain or loss position of the security. For securities available for sale in an unrealized loss position which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost, the Company evaluates qualitative criteria to determine any expected loss. This includes among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. Securities available for sale which are guaranteed by government agencies do not currently have an allowance for credit loss, as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), or Government National Mortgage Association (“GNMA”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Accrued interest receivable on securities available for sale guaranteed by government agencies totaled $1,000 at September 30, 2023 and is excluded from the estimate of credit losses. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings, limited by the amount of the fair value of the security less its amortized cost. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. There were no securities available for sale not guaranteed by government agencies at September 30, 2023.

Allowance for Credit Losses - Securities Held to Maturity

The Company measures expected credit losses on securities held to maturity on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default basis taking into consideration the expected life of each security. Held-to-maturity securities which are issued by the United States Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise FHLMC, FNMA, or GNMA. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses on held-to-maturity securities would be presented as an allowance for credit loss. Accrued interest receivable on held-to-maturity securities totaled $883,000 at September 30, 2023 and is excluded from the estimate of credit losses.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes the activity in the allowance for credit losses for securities held to maturity by security type for the dates indicated:

	Government-sponsored Enterprises
(In thousands)	Debt Obligations	Mortgage-backed Securities	Municipal Bonds	Corporate Bonds	Total
Balance at June 30, 2023	$-	$-	$-	$-	$-
Adoption of ASU 2016-13	-	-	2	274	276
Adjusted beginning balance	-	-	2	274	276
Provision for (reversal of) credit losses	-	-	-	(43)	(43)
Balance at September 30, 2023	$-	$-	$2	$231	$233

Information pertaining to securities with gross unrealized losses at September 30, 2023 or June 30, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2023
	Less Than Twelve Months				Over Twelve Months
(In thousands)	Number of Securities	Gross Unrealized Losses	Fair Value	Depreciation from Amortized Cost Basis (%)	Number of Securities	Gross Unrealized Losses	Fair Value	Depreciation from Amortized Cost Basis (%)
Securities available for sale:
Mortgage-backed securities	7	$1	$26	3.7%	33	$2	$110	1.8%
Total temporarily impaired securities available for sale	7	$1	$26	3.7%	33	$2	$110	1.8%

Securities held to maturity:
Government-sponsored enterprises:
Mortgage-backed securities	9	$141	$6,038	2.3%	131	$4,150	$37,885	9.9%
Debt obligations	-	-	-	-	1	33	963	3.3
Municipal bonds	14	229	6,678	3.3	38	7,897	27,911	22.1
Corporate bonds	3	127	4,415	2.8	44	6,234	44,834	12.2
Total temporarily impaired securities held to maturity	26	$497	$17,131	2.8%	214	$18,314	$111,593	14.1%

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

	June 30, 2023
	Less Than Twelve Months				Over Twelve Months
(In thousands)	Number of Securities	Gross Unrealized Losses	Fair Value	Depreciation from Amortized Cost Basis (%)	Number of Securities	Gross Unrealized Losses	Fair Value	Depreciation from Amortized Cost Basis (%)
Securities available for sale:
Mortgage-backed securities	20	$2	$71	2.7%	20	$3	$67	4.3%
Total temporarily impaired securities available for sale	20	$2	$71	2.7%	20	$3	$67	4.3%

Securities held to maturity:
Government-sponsored enterprises:
Mortgage-backed securities	27	$336	$10,494	3.1%	115	$3,164	$32,597	8.8%
Debt obligations	1	34	962	3.4	-	-	-	-
Municipal bonds	11	111	6,280	1.7	35	6,312	27,676	18.6
Corporate bonds	9	317	9,534	3.2	38	5,358	40,213	11.8
Total temporarily impaired securities held to maturity	48	$798	$27,270	2.8%	188	$14,834	$100,486	12.9%

At September 30, 2023, 280 debt securities had unrealized losses with aggregate depreciation of 12.75% from the Bank’s amortized cost basis. These unrealized losses are the result of changes in the interest rate environment and there have been no downgrades in the investment quality of these securities.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Credit Quality Indicators

The Company monitors the credit quality of securities through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following tables provide the amortized cost of securities available for sale and securities held to maturity at the dates indicated:

	September 30, 2023
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Total
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$140	$-	$-	$-	$-	$-	$-	$-	$140
Collateralized mortgage obligations	2	-	-	-	-	-	-	-	2
Total securities available for sale	$142	$-	$-	$-	$-	$-	$-	$-	$142

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$996	$-	$-	$-	$-	$-	$-	$-	$996
Mortgage-backed securities	48,239	-	-	-	-	-	-	-	48,239
Municipal bonds	9,346	13,843	14,242	2,636	1,147	1,712	-	-	42,926
Corporate bonds	2,202	-	4,811	2,822	18,026	15,100	12,132	516	55,609
Total securities held to maturity	$60,783	$13,843	$19,053	$5,458	$19,173	$16,812	$12,132	$516	$147,770

	June 30, 2023
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Not Rated	Total
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$147	$-	$-	$-	$-	$-	$-	$-	$-	$147
Collateralized mortgage obligations	4	-	-	-	-	-	-	-	-	4
Total securities available for sale	$151	$-	$-	$-	$-	$-	$-	$-	$-	$151

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$996	$-	$-	$-	$-	$-	$-	$-	$-	$996
Mortgage-backed securities	46,619	-	-	-	-	-	-	-	-	46,619
Collateralized mortgage obligations	1	-	-	-	-	-	-	-	-	1
Municipal bonds	9,349	12,811	14,108	2,943	2,178	1,710	-	-	766	43,865
Corporate bonds	2,205	-	4,826	2,825	19,449	16,377	10,222	517	-	56,421
Total securities held to maturity	$59,170	$12,811	$18,934	$5,768	$21,627	$18,087	$10,222	$517	$766	$147,902
There were no sales of securities during the three months ended September 30, 2023 or 2022.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

4.
LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the balances of loans follows:

(In thousands)	September 30, 2023	June 30, 2023
Mortgage loans on real estate:
Residential:
1-4 family	$137,743	$140,109
Multifamily	12,883	12,638
Second mortgages and home equity lines of credit	3,129	2,699
Construction	-	-
Commercial	20,110	20,323
Total mortgage loans on real estate	173,865	175,769
Consumer loans:
Consumer	65	49
Home improvement	2,180	2,191
Total other loans	2,245	2,240
Total loans	176,110	178,009
Allowance for credit losses(1)	(1,649)	(1,747)
Net deferred loan fees	(381)	(351)
Loans, net	$174,080	$175,911

(1)
The Company adopted ASU 2016-13 on July 1, 2023 with a modified retrospective approach. Accordingly, at September 30, 2023, the allowance for credit losses was determined in accordance with ASC 326, “Financial Instruments-Credit Losses.”

Residential loans are subject to a blanket lien securing Federal Home Loan Bank (“FHLB”) advances. See Note 7 of these unaudited consolidated financial statements.

Effect of New Financial Accounting Standards

On July 1, 2023, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments, as amended, which requires the recognition of the allowance for credit losses be estimated using the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and securities held to maturity. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for securities available for sale. One such change is to require credit losses be presented as an allowance rather than as a write-down on securities available for sale that are determined to have impairment related to credit losses.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning July 1, 2023 are presented under ASC 326 while prior

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $223,000 as of July 1, 2023 for the cumulative effect of adopting ASC 326, which includes a net deferred tax liability of

The following table illustrates the impact of ASC 326:

	Pre-ASC Adoption	As Reported Under ASC 326
(In thousands)	June 30, 2023	July 1, 2023	Impact of ASC 326 Adoption
Assets
Allowance for credit losses on securities held to maturity	$-	$(276)	$(276)
Allowance for credit losses on loans	(1,747)	(1,759)	(12)
Deferred tax asset on allowance for credit losses	466	378	(88)

Liabilities
Allowance for credit losses on off-balance sheet exposures	$-	$23	$23

Shareholders' Equity
Retained earnings	$50,416	$50,193	$(223)

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is an estimate of expected losses inherent within the Company's existing loan portfolio. The ACL, as reported on our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans was $511,000 at September 30, 2023, and is excluded from the ACL.

The loan loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments, which are disaggregated by call code. For each of these pools, the Company collects historical loss data, dating back to March 2008, from a selection of peer banks and applies the annual historical loss rate over the estimated remaining average life of the loan portfolio segment. The use of peer banks historical loss rates is due to the lack of loss history experienced by the bank. The average remaining life of a loan portfolio segment is adjusted for estimated prepayment and curtailment expectations. The modeling for estimated prepayment speeds and curtailment rates is based on a combination of historical internal estimates and market estimates. The quantitative component of the ACL on loans is model-based and utilizes a forward-looking macroeconomic forecast. The Company uses a Weighted Average Remaining Maturity (“WARM”) method, incorporating historical loss data based on statistically derived economic variable loss drivers, to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, and considers historical experience, current conditions, and future expectations for segments of loans over a reasonable and supportable forecast period. The historical information is collected from a selection of peer banks and is derived from a combination of recessionary and non-recessionary performance periods for which data is available.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Commercial real estate: This segment consists of real estate loans generally secured by office buildings, small retail facilities, mixed-use facilities and warehouses within our market area. We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications, income level and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy due to diminished cash flows, which in turn, would have an effect on the credit quality of this segment. Management obtains financial information annually and continually monitors the cash flows of these loans.

Consumer and home improvement: We offer a variety of consumer loans to individuals, including home improvement loans, new and used automobile loans. The overall health of the economy, including unemployment rates, will have an effect on the credit quality of this segment.

WARM method

In estimating the component of the ACL for loans that share similar credit characteristics with other loans, such loans are segregated into loan segments. Loans are designated into loan segments based on call code, for ease of use of historical peer bank data. In determining the ACL, we derive an estimated credit loss assumption from a model that categorizes loans to their call codes. The model calculates an expected loss percentage for each loan call code segment by considering the related historical annual net charge-off rate for that segment, based on historical averages from a select group of peer banks dating back to March 2008, and the average remaining life of the loan segment, based on estimated prepayment and curtailment rates. The historical loss rates over the remaining life of the loan segment are adjusted for differences between the historical net charge-off rates and the expected conditions over the remaining lives of the loans related to: (1) national, regional and local economic and business conditions and developments that effect the collectability of the portfolio; (2) changes in the volume and severity of past due loans and adversely classified or graded loans, the volume of nonaccrual loans and trends in charge-offs and recoveries; (3) changes in the nature and volume of the portfolio and the terms of loans; (4) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; (5) changes in the experience, ability and depth of lending management and other relevant staff; (6) changes in the quality of the institution's review system; (7) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution's existing portfolio; and (8) the existence of any concentrations of credit, and changes in the level of such concentrations. Such factors are used to adjust the historical net charge-off rates so that they reflect management expectations of future conditions based on a reasonable and supportable forecast. The Company uses regression analysis of historical peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime net charge-off rates. This analysis also determines how net charge-off rates will react to forecasted levels of the economic variables.

For all WARM models, management has determined that eight quarters represents a reasonable and supportable forecast period and reverts back to the historical net charge-off rates thereafter. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

Individually evaluated financial assets

For a loan that does not share risk characteristics with other loans, expected credit loss is measured on a net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For these loans, we recognize expected credit loss equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge-offs and deferred loan costs and fees), except when the loan is collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit losses is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than on the operation) of the collateral.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Allowance for credit losses on off-balance sheet credit exposures, including unfunded loan commitments

The Company maintains a separate allowance for credit losses for off-balance sheet credit exposures, including unfunded loan commitments, which is included in accrued expenses and other liabilities on the balance sheet. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancelable by the Company and applying the loss factors used in the ACL methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan type. No estimate for credit losses is reported for off-balance sheet exposures that are unconditionally cancelable by the Company, such as undrawn amounts under such arrangements that may be drawn prior to the cancellation of the agreement. The allowance for credit losses on off-balance sheet credit exposures is adjusted as credit loss expense. Categories of off-balance sheet credit exposures correspond to the loan portfolio segment described above. Management evaluates the need for a reserve on unfunded loan commitments in a manner consistent with loans. Upon adoption of ASU 2016-13 on July 1, 2023, the Company recorded a transition adjustment related to the reserve for unfunded loan commitments of $23,000, which is recorded in accrued expenses and other liabilities.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents activity in the allowance for credit losses by loan segment for the three months ended September 30, 2023 and for the allowance for loan losses for the three months ended September 30, 2022 is as follows:

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Construction	Commercial Real Estate	Consumer	Home Improvement	Unallocated	Total
Allowance for credit losses for loans
Balance at June 30, 2023	$974	$190	$29	$-	$346	$-	$64	$144	$1,747
Adoption of ASU 2016-13(1)	139	2	23	-	(19)	2	9	(144)	12
Adjusted beginning balance	$1,113	$192	$52	$-	$327	$2	$73	$-	$1,759
Provision (benefit) for credit losses	(42)	(11)	(9)	-	(36)	-	(12)	-	(110)
Loans charged-off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance at September 30, 2023(2)	$1,071	$181	$43	$-	$291	$2	$61	$-	$1,649

Allowance for credit losses for off-balance sheet exposures
Balance at June 30, 2023	$-	$-	$-	$-	$-	$-	$-	$-	$-
Adoption of ASU 2016-13	5	7	-	-	7	4	-	-	23
Adjusted beginning balance	5	7	-	-	7	4	-	-	23
Provision (benefit) for credit losses	(1)	(1)	-	-	(7)	(4)	-	-	(13)
Balance at September 30, 2023	$4	$6	$-	$-	$-	$-	$-	$-	$10

Allowance for loan losses
Balance at June 30, 2022	$986	$215	$22	$4	$252	$-	$61	$207	$1,747
Provision (credit) for loan losses	4	(19)	5	-	15	-	4	(9)	-
Loans charged-off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance at September 30, 2022	$990	$196	$27	$4	$267	$-	$65	$198	$1,747

(1)
Represents the net adjustment needed to reflect the cumulative day one impact pursuant to the Company's adoption of ASU 2016-13 (i.e., the cumulative effect adjustment related to the adoption of ASU 2016-13 as of July 1, 2023).
(2)
The balance of $511,000 in accrued interest receivable is excluded from amortized cost and the calculation of the allowance for credit losses at September 30, 2023.

The $110,000 reversal for credit losses for loans was primarily a result of changes in the economic forecast. The $13,000 reversal for credit losses for off-balance sheet exposures was primarily due to a decrease of $977,000 in unfunded commitments for the three months ended September 30, 2023.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Individually Evaluated Loans

In connection with the adoption of ASU 2016-13, the Company no longer provides information on impaired loans. A loan is considered individually evaluated when, based on current information and events, the loan is rated special mention or worse. At September 30, 2023, the Company had $1.4 million in individually evaluated residential one- to four-family loans. These four loans are current but individually evaluated due to the borrowers failure to provide financial documents to the bank.

The allocation of the allowance for credit losses on loans to each category is presented as of September 30, 2023.

(In thousands)	Residential Real Estate	Commercial Real Estate	Consumer	Total

September 30, 2023
Allowance for credit losses on loans:
Individually evaluated for credit losses	$1	$-	$-	$1
Collectively evaluated for credit losses	1,294	291	63	1,648
Total	$1,295	$291	$63	$1,649
Loans
Individually evaluated for credit losses	$1,420	$-	$-	$1,420
Collectively evaluated for credit losses	155,373	17,076	1,860	$174,309
	$156,793	$17,076	$1,860	175,729

The allocation of the allowance for loan losses to each category is presented as of June 30, 2023 under the incurred loss model.

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Construction	Commercial Real Estate	Consumer	Home Improvement	Unallocated	Total
June 30, 2023
Allowance for impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-
Allowance for non-impaired loans	974	190	29	-	346	-	64	144	1,747
Total allowance for loan losses	$974	$190	$29	$-	$346	$-	$64	$144	$1,747

Impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-
Non-impaired loans	140,109	12,638	2,699	-	20,323	49	2,191	-	178,009
Total loans	$140,109	$12,638	$2,699	$-	$20,323	$49	$2,191	$-	$178,009

At September 30, 2023 and June 30, 2023, there were no past due loans or loans on non-accrual. At September 30, 2023 and June 30, 2023, there were no loans past due ninety days or more and still accruing.

During the three months ended September 30, 2022, there were no troubled debt restructurings or troubled debt restructurings that defaulted in the first twelve months after restructuring. Management performed a discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings. Any reserve required was recorded through the provision for loan losses.

Modified Loans

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Loans are designated as modified when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Company grants the borrower a concession on the terms that would not otherwise be considered. Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit based on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Company’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.

There were no loan modifications during the three months ended September 30, 2023 or for the year ended June 30, 2023. During the three months ended September 30, 2023 and 2022, no modified loans defaulted (defined as 30 days or more past due) within 12 months of restructuring. There were no charge-offs on modified loans during the three months ended September 30, 2023 or 2022.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table details the amortized cost balances of the Company's loan portfolio presented by risk rating and origination year as of the periods presented:

							Revolving	Revolving Loans
	Term Loans at Amortized Cost by Fiscal Origination Year						Loans	Converted to
(In thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost	Term Loans	Total
September 30, 2023
Residential 1-4 family:
Pass	$1,933	$10,907	$30,003	$17,328	$18,934	$56,656	328	240	$136,329
Special Mention	-	-	-	-	363	1,058	-	-	1,421
Total residential 1-4 family	1,933	10,907	30,003	17,328	19,297	57,714	328	240	137,750

Multifamily:
Pass	-	-	3,876	2,308	1,140	4,707	851	-	12,882
Total multifamily	-	-	3,876	2,308	1,140	4,707	851	-	12,882

Second mortgages and home equity lines of credit:
Pass	399	934	131	239	60	336	1,029	-	3,128
Total second mortgages and home equity lines of credit	399	934	131	239	60	336	1,029	-	3,128

Commercial:
Pass	-	8,832	1,081	935	887	7,909	50	417	20,111
Total commercial	-	8,832	1,081	935	887	7,909	50	417	20,111

Consumer:
Pass	23	-	-	-	13	26	-	-	62
Total consumer	23	-	-	-	13	26	-	-	62

Home improvement:
Pass	122	447	433	434	198	162	-	-	1,796
Total home improvement	122	447	433	434	198	162	-	-	1,796

Total loans
Pass	2,477	21,120	35,524	21,244	21,232	69,796	2,258	657	174,308
Special Mention	-	-	-	-	363	1,058	-	-	1,421
Net deferred fees	4	123	57	73	32	92	-	-	381
Total loans	$2,481	$21,243	$35,581	$21,317	$21,627	$70,946	$2,258	$657	$176,110

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents information on the Company’s loans by risk ratings:

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Construction	Commercial Real Estate	Consumer	Home Improvement	Total
June 30, 2023
Pass	$138,678	$12,638	$2,699	$-	$20,323	$49	$2,191	$176,578
Special mention	1,431	-	-	-	-	-	-	1,431
Total loans	$140,109	$12,638	$2,699	$-	$20,323	$49	$2,191	$178,009

At September 30, 2023 and June 30, 2023, there were no loans rated substandard, doubtful or loss. At June 30, 2023, there were $1.4 million of loans rated special mention.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

5.
PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

(In thousands)	September 30, 2023	June 30, 2023
Land	$1,553	$1,553
Bank buildings	1,066	1,066
Building improvements	937	937
Furniture, fixtures and equipment	1,239	1,239
Leasehold improvements	321	321
	5,116	5,116
Accumulated depreciation and amortization	(1,762)	(1,703)
	$3,354	$3,413

Depreciation and amortization expense for the three months ended September 30, 2023 and 2022 amounted to $59,000 and $64,000, respectively.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

6.
DEPOSITS

A summary of deposit balances, by type, is as follows:

(In thousands)	September 30, 2023	June 30, 2023
NOW and demand	$61,820	$61,538
Regular and other	60,389	64,184
Money market deposits	24,877	26,995
Total non-certificate accounts	147,086	152,717
Term certificates of $250,000 or more	22,737	24,340
Term certificates less than $250,000	90,850	86,319
Total certificate accounts	113,587	110,659
Total deposits	$260,673	$263,376

A summary of certificate accounts by maturity is as follows:

	September 30, 2023		June 30, 2023
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due within 3 months	$31,975	2.88%	$11,171	1.11%
Over 3 months to 1 year	71,540	3.59	83,590	3.23
Over 1 year to 2 years	6,483	1.54	11,813	2.33
Over 2 years to 3 years	1,389	0.62	1,900	0.61
Over 3 years to 5 years	2,200	2.50	2,185	2.49
	$113,587	3.22%	$110,659	2.86%

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

7.
FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Overnight advances or advances having a one-month maturity totaled $3.3 million at September 30, 2023 at a weighted average rate of 5.52%. Overnight advances or advances having a one-month maturity totaled $3.7 million at June 30, 2023 at a weighted average rate of 5.25%.

The Bank has an available line of credit in the amount of $2,354,000 with the FHLB of Boston at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank’s total assets. At September 30, 2023 and June 30, 2023, there were no funds advanced under the line of credit. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as first mortgage loans on owner-occupied one- to four-family residential property.

The Bank has an available line of credit under the Federal Reserve Bank Borrower-in-Custody program offered through the Discount Window. Under the terms of the credit line at September 30, 2023 and June 30, 2023, the Bank has pledged certain qualifying securities with a fair market value of $11,199,000 and $12,410,000, respectively. The line bears a variable interest rate equal to the federal funds rate plus 0.50%. At September 30, 2023 and June 30, 2023, there was no outstanding balance under this program.

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

Federal banking regulations require minimum capital requirements for community banking institutions as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. At September 30, 2023, the Bank met the required capital conservation buffer.

As of September 30, 2023, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since receiving this notification that management believes has changed the Bank’s categorization.

The Bank’s actual capital amounts and ratios as of September 30, 2023 and June 30, 2023 are also presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total capital (to risk weighted assets)	$65,372	33.3%	$15,715	8.0%	$19,643	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,481	32.3	8,839	4.5	12,768	6.5
Tier 1 capital (to risk weighted assets)	63,481	32.3	11,786	6.0	15,715	8.0
Tier 1 capital (to adjusted total assets)	63,481	18.3	13,840	4.0	17,300	5.0

June 30, 2023
Total capital (to risk weighted assets)	$65,141	32.9%	$15,850	8.0%	$19,813	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,394	32.0	8,916	4.5	12,878	6.5
Tier 1 capital (to risk weighted assets)	63,394	32.0	11,888	6.0	15,850	8.0
Tier 1 capital (to adjusted total assets)	63,394	18.2	13,950	4.0	17,438	5.0

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

At September 30, 2023 and June 30, 2023, the following financial instruments were outstanding:

(In thousands)	September 30, 2023	June 30, 2023
Commitments to grant loans	$215	$608
Unadvanced funds on equity lines of credit	3,987	4,089
Unadvanced funds on commercial and other lines of credit	389	871

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

Operating lease commitments

The Company adopted ASU 2016-02, Leases (Topic 842), on July 1, 2022 and began recognizing operating leases on its consolidated balance sheet by recording a Right-Of-Use ("ROU") asset, representing the Company's legal right to use the leased assets and a net lease liability, representing the Company's legal obligation to make these lease payments. The Company, by policy, does not include renewal options for leases as part of its ROU asset and lease liabilities unless they are deemed reasonably certain to exercise. At September 30, 2023, the Company had two non-cancelable operating lease agreements for branch locations, one of which contains a renewal option to extend lease payments for a period of five years. At September 30, 2023, the weighted average remaining lease term for operating leases was 8.63 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.56%.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Pursuant to the terms of these lease agreements in effect at September 30, 2023 pertaining to premises, future minimum rent commitments for the fiscal years ending 2024 through 2028 and thereafter are as follows:

Years ending
(In thousands)	June 30,
2024	$89
2025	117
2026	117
2027	119
2028	134
Thereafter	521
Total minimum lease payments	$1,097
Less: Imputed interest	(156)
Total lease liability	$941

The cost of the lease payments is not included above. Total lease expense for the three months ended September 30, 2023 amounted to $34,000. Total lease expense for the three months ended September 30, 2022 amounted to $34,000.

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

The ESOP funded its purchase of 255,648 shares through a loan from the Company equal to 100% of the purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank's contributions to the ESOP over the loan term of 25 years. At September 30, 2023, the principal balance on the ESOP loan was $2.50 million.

September 30, 2023
Shares held by the ESOP include the following:
Committed to be allocated	17,894
Unallocated	237,754
Total	255,648

Defined benefit plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (the "Pentegra DB Plan"), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.

Pension expense under the Pentegra DB Plan amounted to $195,000 and $195,000 for the three months ended September 30, 2023 and 2022, respectively. There were no contributions made to the Pentegra DB Plan during the three months ended September 30, 2023 and 2022, respectively.

401(k) plan

The Bank has a savings plan which is intended to qualify under Section 401(k) of the Internal Revenue Code. The plan provides for voluntary contributions by participating employees ranging from 2% to 15% of their compensation, subject to certain limitations. The Bank matches 10% of the employee’s voluntary contributions up to 3% of their compensation. Employer 401(k) contribution expense amounted to $6,000 and $6,000 for the three months ended September 30, 2023 and 2022, respectively.

Supplemental compensation plan

The Bank has entered into a Supplemental Executive Retirement Plan (the “SERP”) with certain officers, which provides for payments upon attaining the retirement age noted in the SERP. The present value of these future payments is provided over the remaining terms of the officers’ employment and at September 30, 2023 and June 30, 2023, the accrued liability amounted to $893,000 and $877,000, respectively. SERP expense amounted to $16,000 and $16,000 for the three months ended September 30, 2023 and 2022, respectively. In connection with these SERPs, the Bank purchased life insurance policies, which had a cash surrender value of $6.0 million and $5.9 million at September 30, 2023 and June 30, 2023, respectively.

In addition, the Bank provides death benefits for officers and directors of the Bank under the terms of Split Dollar Agreements. The Bank has purchased life insurance contracts in connection with these agreements and the cash surrender value of the policies at September 30, 2023 and June 30, 2023 amounted to $4.5 million and $4.5 million, respectively. For the three months ended September 30, 2023 and 2022, post-retirement expense related to these obligations amounted to $19,000 and $29,000, respectively.

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

Assets and liabilities measured at fair value on a recurring basis

At September 30, 2023 and June 30, 2023, securities available for sale were measured at Level 2 with a fair value of $139,000 and $146,000, respectively. All fair value measurements are obtained from a third-party pricing service and are not adjusted by management. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no securities measured at fair value in Levels 1 or 3.

There are no liabilities measured at fair value on a recurring basis at September 30, 2023 or June 30, 2023.

Assets and liabilities measured at fair value on a non-recurring basis

The Bank may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no assets or liabilities measured at fair value on a non-recurring basis at September 30, 2023 or June 30, 2023.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and June 30, 2023.

	September 30, 2023
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$6,118	$6,118	$-	$-	$6,118
Securities available for sale	139	-	139	-	139
Securities held to maturity	147,537	-	128,726	-	128,726
Federal Home Loan Bank of Boston stock	405	-	-	405	405
Loans, net	174,080	-	-	152,877	152,877
Accrued interest receivable	1,395	-	-	1,395	1,395

Liabilities:
Deposits	260,673	-	-	237,793	237,793
Short-term borrowings	3,250	-	-	3,243	3,243

	June 30, 2023
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$6,861	$6,861	$-	$-	$6,861
Securities available for sale	146	-	146	-	146
Securities held to maturity	147,902	-	132,273	-	132,273
Federal Home Loan Bank of Boston stock	381	-	-	381	381
Loans, net	175,911	-	-	157,856	157,856
Accrued interest receivable	1,363	-	-	1,363	1,363

Liabilities:
Deposits	263,376	-	-	249,208	249,208
Short-term borrowings	3,675	-	-	3,667	3,667

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

There were no grants of options to purchase shares of common stock during the three months ended September 30, 2023 or 2022.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

A summary of stock option activity for the three months ended September 30, 2023 is presented in the table below:

	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at July 1, 2023	273,000	$8.33	9.45
Granted	-	$-	-
Exercised	-	-	-
Forfeited	-	-	-
Balance at September 30, 2023	273,000	$8.33	9.45	$-
Exercisable at September 30, 2023	-	$-	-	$-
Unrecognized compensation cost	$769,000
Weighted average remaining recognition period (years)	4.45

For the three months ended September 30, 2023, stock-based compensation expense applicable to stock options was $43,000. There was no stock-based compensation expense applicable to stock options for the three months ended September 30, 2022. There were no tax benefits related to stock-based compensation expense applicable to stock-options for the three months ended September 30, 2023 or 2022, respectively.

Restricted Stock

Shares issued may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will become available for reissuance under the 2023 Equity Plan. The fair market value of shares awarded, based on the market price at the date of the grant, is amortized over the applicable vesting period. Restricted stock awarded to date has been at no cost to the awardee. The following table presents activity in restricted stock awards under the 2023 Equity Plan for the three months ended September 30, 2023:

	Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at July 1, 2023	111,000	$8.35
Granted	-	-
Vested	-	-
Forfeited	-	-
Restricted stock awards at September 30, 2023	111,000	$8.35
Unrecognized compensation cost	$824,000
Weighted average remaining recognition period (years)	4.45

For the three months ended September 30, 2023, stock-based compensation applicable to restricted stock was $47,000. There was no stock-based compensation expense applicable to restricted stock for the three months ended September 30, 2022. There were no tax benefits related to stock-based compensation expense applicable to restricted stock for the three months ended September 30, 2023 or 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects our unaudited consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements, which appear beginning on page F-1 of Annual Report on Form 10-K for the year ended June 30, 2023.

Overview

Our results of operations depend primarily on our net interest income and, to a lesser extent, non-interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of deposits and, to a lesser extent, borrowings. Non-interest income consists primarily of earnings on bank-owned life insurance, service charges on deposit accounts and other income. Our results of operations also are affected by our provision for loan losses and non-interest expense. Non-interest expense consists primarily of salaries and employee benefits, occupancy and equipment, data processing costs, advertising, Federal Deposit Insurance Corporation deposit insurance premiums and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
general economic conditions, either nationally or in our market areas, that are worse than expected, including potential recessionary conditions;
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
•
a failure or breach of our operational or security systems or infrastructure, including cyber attacks;
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
a potential government shutdown;
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

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our unaudited consolidated financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policy discussed below to be a critical accounting policy. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

On July 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the recognition of the allowance for credit losses be estimated using the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities that are determined to have impairment related to credit losses. For further discussion related to the implementation of CECL please refer to Notes 1, 3 and 4 of the unaudited consolidated financial statements.

There have been no additional material changes to our critical accounting policies during the three months ended September 30, 2023. For additional information on our significant accounting policies, please refer to Note 1 of the audited consolidated financial statements within our Annual Report on Form 10-K for the year ended June 30, 2023.

Comparison of Financial Condition at September 30, 2023 and June 30, 2023

Total Assets. Total assets decreased $2.8 million, or 0.8%, to $346.2 million at September 30, 2023 from $349.0 million at June 30, 2023. The decrease resulted primarily from decreases in cash and cash equivalents of $743,000, or 10.8%, decreases in securities held to maturity of $365,000, or 0.2%, and decreases in loans of $1.8 million, or 1.0%.

Cash and Cash Equivalents. Cash and cash equivalents decreased $743,000, or 10.8%, to $6.1 million at September 30, 2023 from $6.9 million at June 30, 2023, as the funding of deposit outflows and a reduction in short-term borrowings were partially offset by reduced funding obligations in securities held to maturity and loans.

Net Loans. Net loans decreased $1.8 million, or 1.0%, to $174.1 million at September 30, 2023 from $175.9 million at June 30, 2023. The decrease was due primarily to a decrease in one-to four- family residential real estate loans of $2.4 million, or 1.7%, partially offset by increases of $430,000, or 15.9%, in second mortgages and home equity lines of credit, and an increase of $245,000, or 1.9%, in multi-family real estate loans. The decrease in one-to four- family residential real estate loans was the result of borrower prepayments exceeding new originations.

Securities Available for Sale. Securities available for sale decreased $7,000, or 4.8%, to $139,000 at September 30, 2023 from $146,000 at June 30, 2023. The decrease was due to prepayments.

Securities Held to Maturity. Securities held to maturity decreased $365,000, or 0.2%, to $147.5 million at September 30, 2023 from $147.9 million at June 30, 2023, as prepayments of securities exceeded new purchases of securities and the addition of an allowance for credit losses for securities held to maturity, which totaled $233,000 at September 30, 2023.

Total Liabilities. Total liabilities decreased $2.8 million, or 1.0%, to $270.3 million at September 30, 2023 from $273.1 million at June 30, 2023. The decrease was the result of decreases in deposits of $2.7 million, or 1.0% and decreases in short-term borrowings of $425,000, or 11.6%.

Deposits. Deposits decreased $2.7 million, or 1.0%, to $260.7 million at September 30, 2023 from $263.4 million at June 30, 2023. The decrease was primarily due to decreases of $3.8 million, or 5.9%, in savings accounts and $2.1 million, or 7.8%, in money market accounts, partially offset by an increase of $2.9 million, or 2.6%, in term certificates. The decrease reflects management's decision not to increase interest rates for savings and money market accounts. Since the second quarter of the previous fiscal year, the Bank held term certificate promotions, which contributed to the increase in the balance of term certificates.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank advances, were $3.3 million at September 30, 2023 compared to $3.7 million at June 30, 2023. The decrease was primarily due to a reduction of deposit outflows during the quarter ended September 30, 2023.

Stockholders' Equity. Total stockholders' equity increased $8,000, to $75.9 million at September 30, 2023 from $75.9 million at June 30, 2023. The increase was primarily due to net income of $123,000, the change in unearned ESOP compensation of $18,000, and stock-based compensation of $90,000, partially offset by the adoption of ASU 2016-13, net of taxes, of $223,000 for the three months ended September 30, 2023.

Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022

General. We reported net income of $123,000 for the three months ended September 30, 2023, compared to net income of $645,000 for the three months ended September 30, 2022, a decrease of $522,000, or 80.9%. Net interest income decreased $557,000, or 23.6%, non-interest expense increased by $168,000, or 9.6%, and non-interest income decreased $40,000, or 20.0%.

Interest and Dividend Income. Interest and dividend income increased $127,000, or 4.9%, to $2.7 million for the three months ended September 30, 2023 from $2.6 million for the three months ended September 30, 2022. The increase was attributable to an increase of $106,000, or 12.3%, in interest on securities and an increase of $103,000, or 6.4%, in interest on loans, partially offset by a decrease of $82,000, or 64.6%, in interest on short-term investments and certificates of deposit. Interest income on securities primarily increased due to an increase in the average balance of securities of $485,000 to $149.3 million for the three months ended September 30, 2023, from $148.8 million for the three months ended September 30, 2022, and an increase in the average yield on securities of 27 basis points to 2.66% for the three months ended September 30, 2023 from 2.39% for the three months ended September 30, 2022. Interest income on loans increased due to an increase in the average yield of 23 basis points to 3.90% for the three months ended September 30, 2023 from 3.67% for the three months ended September 30, 2022, and an increase in the average balance of loans of $30,000 to $176.7 million for the three months ended September 30, 2023 from $176.6 million for the three months ended September 30, 2022. Interest income on short-term investments decreased due to a decrease in the average balance of short-term investments of $17.9 million to $3.9 million for the three months ended September 30, 2023, from $21.7 million for the three months ended September 30, 2022, partially offset by an increase in the average yield on short-term investments of 233 basis points to 4.67% for the three months ended September 30, 2023 from 2.34% for the three months ended September 30, 2022. The increase in the average yields on interest-earning assets resulted from the higher interest rate environment.

Interest Expense. Interest expense increased $684,000, or 282.6%, to $926,000 for the three months ended September 30, 2023 from $242,000 for the three months ended September 30, 2022. The increase was due to an increase in the average rate paid on certificates of deposit of 223 basis points, to 3.00% for the three months ended September 30, 2023, from 0.77% for the three months ended September 30, 2022 due to the higher interest rate environment, partially offset by a decrease in the average balance of interest-bearing deposits of $20.8 million, or 8.3% to $230.4 million for the three months ended September 30, 2023, from $251.2 million for the three months ended September 30, 2022. The decrease in the average balance of interest-bearing deposits reflected management's decision not to raise interest rates on non-maturity deposits in the high interest rate environment.

Net Interest Income. Net interest income decreased $557,000, or 23.6%, to $1.8 million for the three months ended September 30, 2023, from $2.4 million for the three months ended September 30, 2022. The decrease was due to an increase in average rate paid on interest-bearing liabilities of 119 basis points, which contributed to a decrease in the net interest rate spread of 88 basis points to 1.77% for the three months ended September 30, 2023, from 2.65% for the three months ended September 30, 2022. The net interest margin decreased 54 basis points to 2.22% for the three months ended September 30, 2023 compared to 2.76% for the three months ended September 30, 2022. The decrease in the net interest rate spread was a result of the increase in the average rate paid on interest-bearing liabilities exceeding the increase in the average yield on interest-bearing assets.

Provision for Credit Losses. A reversal of credit losses of $166,000 was recorded for the three months ended September 30, 2023, due to improvements in forecasted economic conditions. No provision for loan losses was recorded for the three months ended September 30, 2022. The absence of a provision for the three months ended September 30, 2022 reflected continued strong asset quality. The allowance for credit losses was $1.6 million, or 0.94% of total loans, at September 30, 2023, compared to $1.7 million, or 0.99% of total loans, at September 30, 2022. The allowance for credit losses was $1.7 million, or 0.98% of total loans at June 30, 2023. At September 30, 2023, we had four one- to four-family loans totaling $1.4 million designated as special mention. We had no loans categorized as substandard, doubtful or loss at September 30, 2023 or 2022. We did not have any non-performing loans at either September 30, 2023 or 2022. We had no charge-offs or recoveries for the three months ended September 30, 2023 or 2022. There were no loans past due 30 days or more at September 30, 2023 and 2022.

Non-Interest Income. Non-interest income information is as follows.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2023	2022	Amount	Percent
Customer service fees	$40	$37	$3	8.1%
Income on bank-owned life insurance	66	64	2	3.1%
Other income	54	99	(45)	(45.5%)
Total non-interest income	$160	$200	$(40)	(20.0%)

Non-interest income decreased $40,000, or 20.0%, to $160,000 for the three months ended September 30, 2023 from $200,000 for the three months ended September 30, 2022. The decrease was primarily due to an $45,000 decrease in other income, primarily related to safe deposit box fees.

Non-Interest Expense. Non-interest expense information is as follows.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2023	2022	Amount	Percent
Salaries and employee benefits	$1,144	1,018	$126	12.4%
Occupancy and equipment	254	243	11	4.5%
Advertising	38	39	(1)	(2.6%)
Data processing	89	94	(5)	(5.3%)
Deposit insurance	33	21	12	57.1%
Other	358	333	25	7.5%
Total non-interest expense	$1,916	$1,748	$168	9.6%

Non-interest expense increased $168,000, or 9.6%, to $1.9 million for the three months ended September 30, 2023 from $1.7 million for the three months ended September 30, 2022. The increase was due a $126,000 increase in salaries and employee benefit expense due to normal employee annual merit salary benefit increases, an increase in headcount, and stock-based compensation expenses, an $11,000 increase in occupancy and equipment expenses due primarily to service contracts expenses, and a $25,000 increase in other expenses due primarily to stock-based compensation expenses paid to the board of directors.

Provision for Income Taxes. The Company recorded a provision for income taxes of $93,000 for the three months ended September 30, 2023, which was a $77,000, or 45.3% decrease from a provision for income taxes of $170,000 for the three months ended September 30, 2022. The decrease in the provision for income taxes for the three months ended September 30, 2023 was due to the decrease in income before income taxes.

Average Balance and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Tax-equivalent adjustments have been made for tax-advantaged municipal securities income. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $381,000 and $351,000 at September 30, 2023 and 2022, respectively.

	For the Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$176,668	$1,722	3.90%	$176,638	$1,619	3.67%
Securities(1)	149,259	991	2.66%	148,774	888	2.39%
Other	3,852	45	4.67%	21,717	127	2.34%
Total interest-earning assets	329,779	2,758	3.35%	347,129	2,634	3.04%
Non-interest-earning assets	16,655			15,933
Total assets	$346,434			$363,062
Interest-bearing liabilities:
Interest-bearing demand deposits	$29,912	$4	0.05%	$33,133	$4	0.05%
Savings deposits	62,446	16	0.10%	75,444	19	0.10%
Money market deposits	26,271	17	0.26%	45,493	31	0.27%
Certificates of deposit	111,812	839	3.00%	97,153	188	0.77%
Total interest-bearing deposits	230,441	876	1.52%	251,223	242	0.39%
FHLB advances	3,571	50	5.60%	-	-	-%
Total interest-bearing liabilities	234,012	926	1.58%	251,223	242	0.39%
Noninterest-bearing liabilities
Non-interest-bearing demand deposits	30,971			32,522
Other non-interest-bearing liabilities	5,740			3,195
Total liabilities	270,723			286,940
Stockholders' equity	75,711			76,122
Total liabilities and stockholders' equity	$346,434			$363,062
Net interest income - FTE		$1,832			$2,392
Net interest rate spread(2)			1.77%			2.65%
Net interest-earning assets(3)	$95,767			$95,906
Net interest margin - FTE(4)			2.22%			2.76%
Average interest-bearing assets to interest-bearing liabilities			140.92%			138.18%
(1)
Includes tax equivalent adjustments for municipal securities, based on a statutory rate of 21%, of $26,000 and $29,000 for the three months ended September 30, 2023 and 2022, respectively.
(2)
Net interest rate spread represents the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

A reconciliation of income presented on a GAAP basis as compared to a fully tax-equivalent basis is below:

	For the Three Months Ended
	September 30,	September 30,
	2023	2022
Securities interest income (no tax adjustment)	$965	$859
Tax-equivalent adjustment	26	29
Securities (tax-equivalent basis)	$991	$888
Net interest income (no tax adjustment)	1,806	2,363
Tax-equivalent adjustment	26	29
Net interest income (tax-equivalent adjustment)	$1,832	$2,392

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

	For the Three Months Ended
	September 30, 2023 vs. 2022
(In thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$-	$103	$103
Securities	3	100	103
Other	(104)	22	(82)
Total interest-earning assets	(101)	225	124
Interest-bearing liabilities:
Interest-bearing demand deposits	-	-	-
Savings deposits	(3)	-	(3)
Money market deposits	(13)	(1)	(14)
Certificates of deposit	28	623	651
Total deposits	12	622	634
FHLB advances	-	50	50
Total interest-bearing liabilities	12	672	684
Change in net interest income	$(113)	$(447)	$(560)

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model, the results of which are provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning September 30, 2023 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income.

Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast (In thousands)	Year 1 Change from Level
+400	$5,057	(29.2%)
+300	5,573	(22.0%)
+200	6,090	(14.8%)
+100	6,620	(7.3%)
Level	7,144	-
-100	7,431	4.0%
-200	7,658	7.2%
-300	7,830	9.6%
-400	7,982	11.7%
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

The table below sets forth, as of September 30, 2023, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

As of September 30, 2023
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets(3)
Change in Interest Rates (basis points)(1)	Estimated EVE(2) (In thousands)	Amount (In thousands)	Percent	EVE Ratio(4)	Decrease (basis points)
+400	$27,104	$(20,708)	(43.3%)	10.2%	(540)
+300	31,894	(15,918)	(33.3%)	11.6%	(400)
+200	36,978	(10,834)	(22.7%)	13.0%	(260)
+100	42,424	(5,388)	(11.3%)	14.4%	(120)
Level	47,812	-	-	15.6%	-
-100	52,768	4,956	10.4%	16.6%	100
-200	57,251	9,439	19.7%	17.4%	180
-300	61,180	13,368	28.0%	18.0%	240
-400	63,979	16,167	33.8%	18.3%	270

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts of Colonial Federal Savings Bank, which had a book value of stockholders' equity amounting to $63.5 million at September 30, 2023.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2023, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 22.7% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 19.7% increase in EVE.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Boston and the Federal Reserve Bank of Boston. At September 30, 2023, we had $3.3 million of outstanding advances from the Federal Home Loan Bank of Boston. At September 30, 2023, we had the ability to borrow $61.2 million in Federal Home Loan Bank of Boston advances. Additionally, at September 30, 2023, we had $2.4 million and $12.5 million under available lines of credit with the Federal Home Loan Bank of Boston and Federal Reserve Bank of Boston, respectively, none of which was drawn at September 30, 2023.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $436,000 and $730,000 for the three months ended September 30, 2023 and 2022, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on securities, was $1.9 million and $(9.7) million for the three months ended September 30, 2023 and 2022, respectively. Net cash used in financing activities was $3.1 million and $7.0 million for the three months ended September 30, 2023 and 2022, respectively. Changes in net cash related to financing activities were primarily related to changes in deposit balances for the three months ended September 30, 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits as supplemented by the use of Federal Home Loan Bank of Boston advances as needed.

Capital Resources. At September 30, 2023 and June 30, 2023, the Bank exceeded all of its regulatory capital requirements. See Note 8 of the unaudited consolidated financial statements of this quarterly report.

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

At September 30, 2023, we had $215,000 of commitments to originate loans, $4.0 million of unadvanced funds under home equity lines of credit and $389,000 of unadvanced funds under commercial and other lines of credit. See Note 9 in the Notes to the unaudited consolidated financial statements for further information.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 in the Notes to the unaudited consolidated financial statements and note 1 of the notes to our consolidated financial statements beginning on page F-1 of our Annual Report on Form 10-K for the year ended June 30, 2023. As an emerging growth company, we have elected to use the extended transition period to delay the adoption of new or re-issued accounting pronouncements applicable to public companies until such pronouncements are applicable to non-public companies.

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

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Treasurer and Chief Operating Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2023, the Company’s Chief Executive Officer and Treasurer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2023, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

101

The following materials for the three months ended September 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFSB BANCORP, INC.

Date: November 14, 2023	By:	/s/ Michael E. McFarland
Michael E. McFarland
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Susan Shea
Susan Shea
Treasurer and Chief Operating Officer
(Principal Financial and Accounting Officer)