Form 10-Q
period 2023-12-31
CFSB Bancorp, Inc. /MA/
filed 2024-02-07
CIK 1879103

☐☐

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 5, 2024, the registrant had 6,632,642 shares of common stock, $0.01 par value per share, outstanding.

Item 1. Financial Statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	December 31,	June 30,
	2023	2023
Assets:
Cash and due from banks	$1,299	$1,486
Short-term investments	14,425	5,375
Total cash and cash equivalents	15,724	6,861
Securities available for sale, at fair value	132	146
Securities held to maturity, at amortized cost, net of allowance for credit loss, fair value of $136,427 at December 31, 2023 and $132,273 at June 30, 2023	149,117	147,902
Federal Home Loan Bank stock, at cost	950	381
Loans, net of allowance for credit losses of $1,641 at December 31, 2023 and $1,747 at June 30, 2023	174,974	175,911
Premises and equipment, net	3,317	3,413
Accrued interest receivable	1,467	1,363
Bank-owned life insurance	10,536	10,402
Deferred tax asset	1,074	1,079
Operating lease right of use asset	907	953
Other assets	827	596
Total assets	$359,025	$349,007

Liabilities and Stockholders' Equity:
Deposits
Non-interest bearing	$29,612	$32,760
Interest-bearing	228,328	230,616
Total deposits	257,940	263,376
Federal Home Loan Bank of Boston advances	19,100	3,675
Mortgagors' escrow accounts	1,644	1,596
Operating lease liability	920	962
Accrued expenses and other liabilities	3,626	3,509
Total liabilities	283,230	273,118
Stockholders' Equity
Preferred Stock, $.01 par value, 10,000,000 shares authorized as of December 30, 2023 and June 30, 2023, none outstanding	$-	$-
Common Stock, $.01 par value, 90,000,000 shares authorized as of December 31, 2023 and June 30, 2023, 6,632,642 issued and outstanding as of December 31, 2023 and June 30, 2023	65	65
Additional paid-in capital	27,976	27,814
Retained earnings	50,106	50,416
Accumulated other comprehensive loss	(1)	(3)
Unearned compensation - ESOP, 235,196 and 240,310 shares unallocated at December 31, 2023 and June 30, 2023, respectively	(2,351)	(2,403)
Total stockholders' equity	75,795	75,889
Total liabilities and stockholders' equity	$359,025	$349,007

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Net Income (Loss) (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
Interest and dividend income:
Interest and fees on loans	$1,758	$1,657	$3,480	$3,276
Interest and dividends on debt securities:
Taxable	904	795	1,772	1,546
Tax-exempt	93	106	190	214
Interest on short-term investments and certificates of deposit	49	123	94	250
Total interest and dividend income	2,804	2,681	5,536	5,286

Interest expense:
Deposits	1,051	340	1,927	582
Borrowings	114	-	164	-
Total interest expense	1,165	340	2,091	582

Net interest income	1,639	2,341	3,445	4,704
Provision for (reversal of) credit losses	(104)	-	(270)	-
Net interest income after provision for (reversal of) credit losses	1,743	2,341	3,715	4,704

Non-interest income:
Customer service fees	37	36	77	73
Income on bank-owned life insurance	68	63	134	127
Other income	67	53	121	152
Total non-interest income	172	152	332	352

Non-interest expenses:
Salaries and employee benefits	1,267	1,250	2,411	2,268
Occupancy and equipment	240	255	494	498
Advertising	36	71	74	110
Data processing	101	84	190	178
Deposit insurance	33	22	66	43
Other general and administrative	432	405	790	738
Total non-interest expenses	2,109	2,087	4,025	3,835

Income (loss) before income taxes	(194)	406	22	1,221
Provision for income taxes	16	65	109	235
Net income (loss)	$(210)	$341	$(87)	$986

Net income (loss) per share:
Basic	$(0.03)	$0.05	$(0.01)	$0.16
Diluted	$(0.03)	$0.05	$(0.01)	$0.16

Weighted average shares outstanding:
Basic	6,284,768	6,274,542	6,283,485	6,273,260
Diluted	6,284,768	6,274,542	6,283,485	6,273,260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net income (loss)	$(210)	$341	$(87)	$986
Other comprehensive loss:
Change in unrealized holding losses	2	(1)	3	(2)
Net change in unrealized losses	2	(1)	3	(2)
Tax effect	-	-	(1)	-
Net-of-tax amount	2	(1)	2	(2)
Comprehensive income (loss)	$(208)	$340	$(85)	$984

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands)

					Accumulated
			Additional		Other	Unearned
	Common Stock		Paid-in	Retained	Comprehensive	Compensation
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Total
Balance at September 30, 2023	6,632,642	$65	$27,896	$50,316	$(3)	$(2,377)	$75,897
Net income (loss)	-	-	-	(210)	-	-	(210)
Other comprehensive income	-	-	-	-	2	-	2
Stock-based compensation	-	-	89	-	-	-	89
ESOP shares committed to be released	-	-	(9)	-	-	26	17
Balance at December 31, 2023	6,632,642	$65	$27,976	$50,106	$(1)	$(2,351)	$75,795

Balance at September 30, 2022	6,521,642	$65	$27,718	$49,615	$(1)	$(2,480)	$74,917
Net income	-	-	-	341	-	-	341
Other comprehensive loss	-	-	-	-	(1)	-	(1)
ESOP shares committed to be released	-	-	(4)	-	-	26	22
Balance at December 31, 2022	6,521,642	$65	$27,714	$49,956	$(2)	$(2,454)	$75,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands)

					Accumulated
			Additional		Other	Unearned
	Common Stock		Paid-in	Retained	Comprehensive	Compensation
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Total
Balance at June 30, 2023	6,632,642	$65	$27,814	$50,416	$(3)	$(2,403)	$75,889
Cumulative effect accounting adjustment(1)	-	-	-	(223)	-	-	(223)
Net income (loss)	-	-	-	(87)	-	-	(87)
Other comprehensive income	-	-	-	-	2	-	2
Restricted stock awards granted	-	-	-	-	-	-	-
Stock-based compensation	-	-	179	-	-	-	179
ESOP shares committed to be released	-	-	(17)	-	-	52	35
Balance at December 31, 2023	6,632,642	$65	$27,976	$50,106	$(1)	$(2,351)	$75,795

Balance at June 30, 2022	6,521,642	$65	$27,720	$48,970	$-	$(2,505)	$74,250
Net income	-	-	-	986	-	-	986
Other comprehensive loss	-	-	-	-	(2)	-	(2)
ESOP shares committed to be released	-	-	(6)	-	-	51	45
Balance at December 31, 2022	6,521,642	$65	$27,714	$49,956	$(2)	$(2,454)	$75,279

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

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(87)	$986
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	(270)	-
Amortization of securities, net	187	225
Net change in deferred loan costs and fees	44	34
Increase in cash surrender value of bank-owned life insurance	(134)	(127)
Depreciation and amortization, net	117	122
Deferred income tax expense	-	-
ESOP expense	35	45
Stock-based compensation	179	-
Net increase in accrued interest receivable	(104)	(38)
Other, net	(31)	(350)
Net cash (used in) provided by operating activities	(64)	897
Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	17	29
Activity in securities held to maturity:
Maturities, prepayments and calls	7,248	8,255
Purchases	(8,784)	(12,715)
Purchases of Federal Home Loan Bank of Boston stock	(569)	-
Loan originations and payments, net	2,249	(6,010)
Purchase of participation loan	(1,250)	-
Additions to premises and equipment	(21)	(61)
Net cash used in investing activities	(1,110)	(10,502)
Cash flows from financing activities:
Net decrease in deposits	(5,436)	(11,613)
Net increase in short-term borrowings	5,075	-
Net increase in long-term borrowings	10,350	-
Net increase in mortgagors' escrow accounts	48	125
Net cash provided by (used in) financing activities	10,037	(11,488)
Net change in cash and cash equivalents	8,863	(21,093)
Cash and cash equivalents at beginning of period	6,861	31,667
Cash and cash equivalents at end of period	$15,724	$10,574
Supplemental information:
Interest paid on deposits and short-term borrowings	$2,054	$583
Income taxes paid	$85	$520
Adoption of ASU 2016-13	$223	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS

Basis of presentation and consolidation

These unaudited consolidated financial statements of CFSB Bancorp, Inc. (the "Company") include the accounts of Colonial Federal Savings Bank (the “Bank”) and its wholly owned subsidiary, Beach Street Security Corporation, which was established for the purpose of buying, holding, and selling securities. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Stock-based Compensation

The fair value of restricted stock and stock options is determined on the date of grant and amortized as compensation expense with a corresponding increase to additional paid-in capital over the required service period. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted based on actual forfeiture experience. The Black Scholes option-pricing model is used to determine the fair value of the stock options granted.

Earnings Per Share

The following table presents the factors used in the earnings per share calculation:

	For the Three Months Ended		For the Six Months Ended
(Dollars In thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Net income (loss)	$(210)	$341	$(87)	$986

Weighted average number of common shares outstanding	6,632,642	6,521,642	6,632,642	$6,521,642
Less: Average unallocated ESOP shares	(236,874)	(247,100)	(238,157)	$(248,382)
Less: Average non-vested restricted shares	(111,000)	-	(111,000)	$-
Weighted average number of common shares outstanding used to calculate basic earnings per common share	6,284,768	6,274,542	6,283,485	6,273,260
Dilutive effect of share-based compensation	-	-	-	-
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,284,768	6,274,542	6,283,485	6,273,260

Earnings (loss) per common share
Basic	$(0.03)	$0.05	$(0.01)	$0.16
Diluted	$(0.03)	$0.05	$(0.01)	$0.16

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

Management believes that the allowance for credit losses was adequate as of December 31, 2023, September 30, 2023 and June 30, 2023. While management uses current information and reasonable and supportable forecasts to recognize losses on loans, future additions to the allowance for credit losses may be necessary based on changes in economic conditions or other factors. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews the Bank's allowance for credit losses, and as a result of such reviews, management may have to adjust the allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is management's responsibility and any increase or decrease in the allowance is the responsibility of management.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Management believes that the deferred tax provision was adequate as of December 31, 2023, September 30, 2023 and June 30, 2023. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” management uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require management to make projections of future taxable income. The judgments and estimates management makes in determining the deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory, economic, or business factors change. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the federal and state portion of its deferred tax asset.

Recent accounting pronouncements

On July 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments. (See Notes 3 and 4 to our unaudited consolidated financial statements for further information).

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

2.
RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Effective March 26, 2020, the Board of Governors of the Federal Reserve reduced reserve requirement ratios to zero percent and therefore no reserve balance was required at December 31, 2023 or June 30, 2023.

3.
SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses and allowance for credit losses, follows:

	December 31, 2023
(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$133	$-	$133	$-	$(2)	$131
Collateralized mortgage obligations	1	-	1	-	-	1
Total securities available for sale	$134	$-	$134	$-	$(2)	$132

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$997	$-	$997	$-	$(19)	$978
Mortgage-backed securities	50,861	-	50,861	113	(2,523)	48,451
Municipal bonds	42,844	2	42,842	7	(5,997)	36,852
Corporate bonds	54,549	132	54,417	17	(4,288)	50,146
Total securities held to maturity	$149,251	$134	$149,117	$137	$(12,827)	$136,427

	June 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$147	$-	$(5)	$142
Collateralized mortgage obligations	4	-	-	4
Total securities available for sale	$151	$-	$(5)	$146

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$996	$-	$(34)	962
Mortgage-backed securities	46,619	-	(3,500)	43,119
Collateralized mortgage obligations	1	-	-	1
Municipal bonds	43,865	3	(6,423)	37,445
Corporate bonds	56,421	-	(5,675)	50,746
Total securities held to maturity	$147,902	$3	$(15,632)	$132,273

Securities with an amortized cost of $19,804,000 and a fair value of $17,906,000 at December 31, 2023 were pledged to secure a credit line with the Federal Reserve Bank. See Note 7 of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The amortized cost and fair value of debt securities, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2023
	Due in One Year or Less		Due After One Year to Five Years		Due after Five Years to Ten Years		Due After 10 Years		Total
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$-	$-	$11	$11	$91	$90	$31	$30	$133	$131
Collateralized mortgage obligations	1	1	-	-	-	-	-	-	1	1
Total securities available for sale	$1	$1	$11	$11.00	$91.00	$90.00	$31	$30	$134	$132

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$-	$-	$997	$978	$-	$-	$-	$-	$997	$978
Mortgage-backed securities	12	12	3,643	3,517	21,775	20,633	25,431	24,289	50,861	48,451
Municipal bonds	3,805	3,786	7,766	7,696	14,064	12,177	17,209	13,193	42,844	36,852
Corporate bonds	4,195	4,165	31,863	29,986	16,790	14,672	1,701	1,323	54,549	50,146
Total securities held to maturity	$8,012	$7,963	$44,269	$42,177	$52,629	$47,482	$44,341	$38,805	$149,251	$136,427

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

	June 30, 2023
	Due in One Year or Less		Due After One Year to Five Years		Due after Five Years to Ten Years		Due After 10 Years		Total
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$-	$-	$13	$13	$64	$62	$70	$67	$147	$142
Collateralized mortgage obligations	4	4	-	-	-	-	-	-	4	4
Total securities available for sale	$4	$4	$13	$13	$64	$62	$70	$67	$151	$146

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$-	$-	$996	$962	$-	$-	$-	$-	$996	$962
Mortgage-backed securities	22	22	4,360	4,161	19,713	18,008	22,524	20,928	46,619	43,119
Collateralized mortgage obligations	1	1	-	-	-	-	-	-	1	1
Municipal bonds	2,570	2,559	9,444	9,303	10,998	9,597	20,853	15,986	43,865	37,445
Corporate bonds	5,200	5,127	21,298	19,723	28,216	24,588	1,707	1,308	56,421	50,746
Total securities held to maturity	$7,793	$7,709	$36,098	$34,149	$58,927	$52,193	$45,084	$38,222	$147,902	$132,273

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

On July 1, 2023, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments, as amended, which replaced the incurred loss methodology with the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and securities held to maturity. In addition, ASC 326 made changes to the accounting for securities available for sale.

Allowance for Credit Losses - Securities Available for Sale

The Company measures expected credit losses on securities available for sale based upon the gain or loss position of the security. For securities available for sale in an unrealized loss position which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost, the Company evaluates qualitative criteria to determine any expected loss. This includes among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. Securities available for sale which are guaranteed by government agencies do not currently have an allowance for credit loss, as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), or Government National Mortgage Association (“GNMA”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Accrued interest receivable on securities available for sale guaranteed by government agencies totaled $1,000 at December 31, 2023 and is excluded from the estimate of credit losses. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings, limited by the amount of the fair value of the security less its amortized cost. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. There were no securities available for sale not guaranteed by government agencies at December 31, 2023.

Allowance for Credit Losses - Securities Held to Maturity

The Company measures expected credit losses on securities held to maturity on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default basis taking into consideration the expected life of each security. Held-to-maturity securities which are issued by the United States Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise FHLMC, FNMA, or GNMA. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses on held-to-maturity securities would be presented as an allowance for credit loss. Accrued interest receivable on held-to-maturity securities totaled $911,000 at December 31, 2023 and is excluded from the estimate of credit losses.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables summarize the activity in the allowance for credit losses for securities held to maturity by security type for the dates indicated:

	Government-sponsored Enterprises
(In thousands)	Debt Obligations	Mortgage-backed Securities	Municipal Bonds	Corporate Bonds	Total
Balance at September 30, 2023	$-	$-	$2	$231	$233
Provision for (reversal of) credit losses	-	-	-	(99)	$(99)
Balance at December 31, 2023	$-	$-	$2	$132	$134

	Government-sponsored Enterprises
(In thousands)	Debt Obligations	Mortgage-backed Securities	Municipal Bonds	Corporate Bonds	Total
Balance at June 30, 2023	$-	$-	$-	$-	$-
Adoption of ASU 2016-13	-	-	2	274	276
Adjusted beginning balance	-	-	2	274	276
Provision for (reversal of) credit losses	-	-	-	(142)	(142)
Balance at December 31, 2023	$-	$-	$2	$132	$134

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2023 or June 30, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2023
	Less Than Twelve Months				Over Twelve Months
(In thousands)	Number of Securities	Gross Unrealized Losses	Fair Value	Depreciation from Amortized Cost Basis (%)	Number of Securities	Gross Unrealized Losses	Fair Value	Depreciation from Amortized Cost Basis (%)
Securities available for sale:
Mortgage-backed securities	-	$-	$-	-%	36	$2	$114	1.7%
Total temporarily impaired securities available for sale	-	$-	$-	-%	36	$2	$114	1.7%

Securities held to maturity:
Government-sponsored enterprises:
Mortgage-backed securities	5	$10	$5,150	0.2%	128	$2,513	$37,595	6.3%
Debt obligations	-	-	-	-	1	19	978	1.9
Municipal bonds	5	14	3,228	0.4	38	5,983	28,699	17.3
Corporate bonds	2	33	2,967	1.1	43	4,255	45,755	8.5
Total temporarily impaired securities held to maturity	12	$57	$11,345	0.5%	210	$12,770	$113,027	10.2%

	June 30, 2023
	Less Than Twelve Months				Over Twelve Months
(In thousands)	Number of Securities	Gross Unrealized Losses	Fair Value	Depreciation from Amortized Cost Basis (%)	Number of Securities	Gross Unrealized Losses	Fair Value	Depreciation from Amortized Cost Basis (%)
Securities available for sale:
Mortgage-backed securities	20	$2	$71	2.7%	20	$3	$67	4.3%
Total temporarily impaired securities available for sale	20	$2	$71	2.7%	20	$3	$67	4.3%

Securities held to maturity:
Government-sponsored enterprises:
Mortgage-backed securities	27	$336	$10,494	3.1%	115	$3,164	$32,597	8.8%
Debt obligations	1	34	962	3.4	-	-	-	-
Municipal bonds	11	111	6,280	1.7	35	6,312	27,676	18.6
Corporate bonds	9	318	9,534	3.2	38	5,357	40,213	11.8
Total temporarily impaired securities held to maturity	48	$799	$27,270	2.8%	188	$14,833	$100,486	12.9%

At December 31, 2023, 258 debt securities had unrealized losses with aggregate depreciation of 9.34% from the Bank’s amortized cost basis. These unrealized losses are the result of changes in the interest rate environment and there have been no downgrades in the investment quality of these securities.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Credit Quality Indicators

The Company monitors the credit quality of securities through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following tables provide the amortized cost of securities available for sale and securities held to maturity at the dates indicated:

	December 31, 2023
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Total
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$133	$-	$-	$-	$-	$-	$-	$-	$133
Collateralized mortgage obligations	1	-	-	-	-	-	-	-	1
Total securities available for sale	$134	$-	$-	$-	$-	$-	$-	$-	$134

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$997	$-	$-	$-	$-	$-	$-	$-	$997
Mortgage-backed securities	50,861	-	-	-	-	-	-	-	50,861
Municipal bonds	9,343	13,845	14,163	2,637	1,146	1,710	-	-	42,844
Corporate bonds	2,199	-	4,796	2,819	17,246	16,763	10,211	515	54,549
Total securities held to maturity	$63,400	$13,845	$18,959	$5,456	$18,392	$18,473	$10,211	$515	$149,251

	June 30, 2023
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Not Rated	Total
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$147	$-	$-	$-	$-	$-	$-	$-	$-	$147
Collateralized mortgage obligations	4	-	-	-	-	-	-	-	-	4
Total securities available for sale	$151	$-	$-	$-	$-	$-	$-	$-	$-	$151

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$996	$-	$-	$-	$-	$-	$-	$-	$-	$996
Mortgage-backed securities	46,619	-	-	-	-	-	-	-	-	46,619
Collateralized mortgage obligations	1	-	-	-	-	-	-	-	-	1
Municipal bonds	9,349	12,811	14,108	2,943	2,178	1,710	-	-	766	43,865
Corporate bonds	2,205	-	4,826	2,825	19,449	16,377	10,222	517	-	56,421
Total securities held to maturity	$59,170	$12,811	$18,934	$5,768	$21,627	$18,087	$10,222	$517	$766	$147,902

There were no sales of securities during the three or six months ended December 31, 2023 or 2022.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

4.
LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the balances of loans follows:

(In thousands)	December 31, 2023	June 30, 2023
Mortgage loans on real estate:
Residential:
1-4 family	$138,445	$140,109
Multifamily	12,692	12,638
Second mortgages and home equity lines of credit	3,542	2,699
Commercial	20,047	20,323
Total mortgage loans on real estate	174,726	175,769
Consumer loans:
Consumer	64	49
Home improvement	2,220	2,191
Total other loans	2,284	2,240
Total loans	177,010	178,009
Allowance for credit losses(1)	(1,641)	(1,747)
Net deferred loan fees	(395)	(351)
Loans, net	$174,974	$175,911

(1)
The Company adopted ASU 2016-13 on July 1, 2023 with a modified retrospective approach. Accordingly, at December 31, 2023, the allowance for credit losses was determined in accordance with ASC 326, “Financial Instruments-Credit Losses.”

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is an estimate of expected losses inherent within the Company's existing loan portfolio. The ACL, as reported on our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by loan charge-offs, net of recoveries. Accrued interest receivable on loans was $556,000 at December 31, 2023, and is excluded from the estimate of credit losses.

The loan loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments, which are disaggregated by call code. For each of these pools, the Company collects historical loss data, dating back to March 2008, from a selection of peer banks and applies the annual historical loss rate over the estimated remaining average life of the loan portfolio segment. The use of peer banks' historical loss rates is due to the lack of loss history experienced by the Bank. The average remaining life of a loan portfolio segment is adjusted for estimated prepayment and curtailment expectations. The modeling for estimated prepayment speeds and curtailment rates is based on a combination of historical internal estimates and market estimates. The quantitative component of the ACL on loans is model-based and utilizes a forward-looking macroeconomic forecast. The Company uses a Weighted Average Remaining Maturity (“WARM”) method, incorporating historical loss data based on statistically derived economic variable loss drivers, to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, and considers historical experience, current conditions, and future expectations for segments of loans over a reasonable and supportable forecast period. The historical information is collected from a selection of peer banks and is derived from a combination of recessionary and non-recessionary performance periods for which data is available.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Commercial real estate: This segment consists of real estate loans generally secured by office buildings, small retail facilities, mixed-use facilities, and warehouses within our market area. We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications, income level and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy due to diminished cash flows, which in turn, would have an effect on the credit quality of this segment. Management obtains financial information annually and continually monitors the cash flows of these loans.

Consumer and home improvement: We offer a variety of consumer loans to individuals, including home improvement loans and new and used automobile loans. The overall health of the economy, including unemployment rates, will have an effect on the credit quality of this segment.

WARM method

In estimating the component of the ACL for loans that share similar credit characteristics with other loans, such loans are segregated into loan segments. Loans are designated into loan segments based on call code, for ease of use of historical peer bank data. In determining the ACL, we derive an estimated credit loss assumption from a model that categorizes loans to their call codes. The model calculates an expected loss percentage for each loan call code segment by considering the related historical annual net charge-off rate for that segment, based on historical averages from a select group of peer banks dating back to March 2008, and the average remaining life of the loan segment, based on estimated prepayment and curtailment rates. The historical loss rates over the remaining life of the loan segment are adjusted for differences between the historical net charge-off rates and the expected conditions over the remaining lives of the loans related to: (1) national, regional and local economic and business conditions and developments that effect the collectability of the portfolio; (2) changes in the volume of past due loans and adversely classified or graded loans, the volume of nonaccrual loans and trends in charge-offs and recoveries; (3) changes in the size and composition of the portfolio and the terms of loans; (4) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; (5) changes in the experience, ability and depth of lending management and other relevant staff; (6) changes in the quality of the institution's review system; (7) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution's existing portfolio; and (8) the existence of any concentrations of credit, and changes in the level of such concentrations. Such factors are used to adjust the historical net charge-off rates so that they reflect management expectations of future conditions based on a reasonable and supportable forecast. The Company uses regression analysis of historical peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime net charge-off rates. This analysis also determines how net charge-off rates will react to forecasted levels of the economic variables.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents activity in the allowance for credit losses by loan segment for the three months ended December 31, 2023 and for the allowance for loan losses for the three months ended December 31, 2022 is as follows:

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Construction	Commercial Real Estate	Consumer	Home Improvement	Unallocated	Total
Allowance for credit losses for loans
Balance at September 30, 2023	$1,071	$181	$43	$-	$291	$2	$61	$-	$1,649
Provision (benefit) for credit losses	(20)	7	4	-	(2)	-	3	-	(8)
Loans charged-off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance at December 31, 2023	$1,051	$188	$47	$-	$289	$2	$64	$-	$1,641

Allowance for credit losses for off-balance sheet exposures
Balance at September 30, 2023	$4	$6	$-	$-	$-	$-	$-	$-	$10
Provision (benefit) for credit losses	(4)	5	-	-	-	-	-	-	1
Balance at December 31, 2023	$-	$11	$-	$-	$-	$-	$-	$-	$11

Allowance for loan losses
Balance at September 30, 2022	$990	$196	$27	$4	$266	$-	$65	$199	$1,747
Provision (credit) for loan losses	(23)	3	1	2	93	-	-	(76)	-
Loans charged-off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance at December 31, 2022	$967	$199	$28	$6	$359	$-	$65	$123	$1,747

The balance of $556,000 in accrued interest receivable is excluded from amortized cost and the calculation of the allowance for credit losses at December 31, 2023.

The $8,000 reversal for credit losses for loans was primarily a result of changes in the economic forecast. The $1,000 provision for credit losses for off-balance sheet exposures was primarily due to an increase of $185,000 in unfunded commitments for the three months ended December 31, 2023.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents activity in the allowance for credit losses by loan segment for the six months ended December 31, 2023 and for the allowance for loan losses for the six months ended December 31, 2022 is as follows:

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Construction	Commercial Real Estate	Consumer	Home Improvement	Unallocated		Total
Allowance for credit losses for loans
Balance at June 30, 2023	$974	$190	$29	$-	$346	$-	$64	$144		$1,747
Adoption of ASU 2016-13(1)	139	2	23	-	(19)	$2	$9	(144)		$12
Adjusted beginning balance	$1,113	$192	$52	$-	$327	$2	$73	$-		$1,759
Provision (benefit) for credit losses	(62)	(4)	(5)	-	(38)	-	(9)	-		(118)
Loans charged-off	-	-	-	-	-	-	-	-		-
Recoveries	-	-	-	-	-	-	-	-		-
Balance at December 31, 2023	$1,051	$188	$47	$-	$289	$2	$64	$-		$1,641

Allowance for credit losses for off-balance sheet exposures
Balance at June 30, 2023	$-	$-	$-	$-	$-	$-	$-	$-		$-
Adoption of ASU 2016-13	5	7	-	-	7	4	-	-		23
Adjusted beginning balance	$5	$7	$-	$-	$7	$4	$-	$-	$-	$23
Provision (benefit) for credit losses	(5)	4	-	-	(7)	(4)	-	-		(12)
Balance at December 31, 2023	$-	$11	$-	$-	$-	$-	$-	$-	$-	$11

Allowance for loan losses
Balance at June 30, 2022	$986	$215	$22	$3	$252	$-	$61	$208		$1,747
Provision (credit) for loan losses	(19)	(16)	6	3	107		4	(85)		-
Loans charged-off	-	-	-	-	-	-	-	-		-
Recoveries	-	-	-	-	-	-	-	-		-
Balance at December 31, 2022	$967	$199	$28	$6	$359	$-	$65	$123		$1,747

(1)
Represents the net adjustment needed to reflect the cumulative day one impact pursuant to the Company's adoption of ASU 2016-13 (i.e., the cumulative effect adjustment related to the adoption of ASU 2016-13 as of July 1, 2023).

The balance of $556,000 in accrued interest receivable is excluded from amortized cost and the calculation of the allowance for credit losses at December 31, 2023.

The $118,000 reversal for credit losses for loans was primarily a result of changes in the economic forecast. The $11,000 reversal for credit losses for off-balance sheet exposures was primarily due to a decrease of $690,000 in unfunded commitments for the six months ended December 31, 2023.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Individually Evaluated Loans

In connection with the adoption of ASU 2016-13, the Company no longer provides information on impaired loans. A loan is considered individually evaluated when, based on current information and events, the loan is rated special mention or worse. At December 31, 2023, the Company had $1.7 million in individually evaluated residential one- to four-family loans and $387,000 in individually evaluated multifamily loans. There were eight loans rated special mention and individually evaluated due to the borrowers' failure to provide financial documents to the Bank. There was one loan rated substandard and on non-accrual as the borrowers are deceased and the estate is waiting for permission from the probate court to sell the property.

The allocation of the allowance for credit losses on loans to each category is presented as of December 31, 2023.

(In thousands)	Residential Real Estate	Commercial Real Estate	Consumer	Total

December 31, 2023
Allowance for credit losses on loans:
Individually evaluated for credit losses	$21	$-	$-	$21
Collectively evaluated for credit losses	1,265	289	66	1,620
Total	$1,286	$289	$66	$1,641
Loans
Individually evaluated for credit losses	$2,096	$-	$-	$2,096
Collectively evaluated for credit losses	152,583	20,047	2,284	$174,914
	$154,679	$20,047	$2,284	177,010

The allocation of the allowance for loan losses to each category is presented as of June 30, 2023 under the incurred loss model.

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Construction	Commercial Real Estate	Consumer	Home Improvement	Unallocated	Total
June 30, 2023
Allowance for impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-
Allowance for non-impaired loans	974	190	29	-	346	-	64	144	1,747
Total allowance for loan losses	$974	$190	$29	$-	$346	$-	$64	$144	$1,747

Impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-
Non-impaired loans	140,109	12,638	2,699	-	20,323	49	2,191	-	178,009
Total loans	$140,109	$12,638	$2,699	$-	$20,323	$49	$2,191	$-	$178,009

At December 31, 2023, there was one loan for $94,000 past due and on non-accrual. At June 30, 2023, there were no past due loans or loans on non-accrual. At December 31, 2023 and June 30, 2023, there were no loans past due ninety days or more and still accruing.

During the three months ended December 31, 2022, there were no troubled debt restructurings or troubled debt restructurings that defaulted in the first twelve months after restructuring. Management performed a discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings. Any reserve required was recorded through the provision for loan losses.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Modified Loans

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

There were no loan modifications during the three or six months ended December 31, 2023 or for the year ended June 30, 2023. During the three and six months ended December 31, 2023 and for the year ended June 30, 2023, no modified loans defaulted (defined as 30 days or more past due) within twelve months of restructuring. There were no charge-offs on modified loans during the three or six months ended December 31, 2023 and for the year ended June 30, 2023.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table details the amortized cost balances of the Company's loan portfolio presented by risk rating and origination year as of the periods presented:

							Revolving	Revolving Loans
	Term Loans at Amortized Cost by Fiscal Origination Year						Loans	Converted to
(In thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost	Term Loans	Total
December 31, 2023
Residential 1-4 family:
Pass	$5,106	$10,842	$29,776	$17,159	$18,330	$54,990	307	234	$136,744
Special Mention	-	-	-	-	360	1,248	7	-	1,615
Substandard	-	-	-	-	-	94	-	-	94
Total residential 1-4 family	5,106	10,842	29,776	17,159	18,690	56,332	314	234	138,453

Multifamily:
Pass	-	-	3,851	2,292	1,135	3,987	1,039	-	12,304
Special Mention	-	-	-	-	-	339	48	-	387
Total multifamily	-	-	3,851	2,292	1,135	4,326	1,087	-	12,691

Second mortgages and home equity lines of credit:
Pass	955	815	129	220	59	324	1,040	-	3,542
Total second mortgages and home equity lines of credit	955	815	129	220	59	324	1,040	-	3,542

Commercial:
Pass	500	8,742	1,073	927	870	6,488	1,038	410	20,048
Total commercial	500	8,742	1,073	927	870	6,488	1,038	410	20,048

Consumer:
Pass	27	-	-	-	13	24	-	-	64
Total consumer	27	-	-	-	13	24	-	-	64

Home improvement:
Pass	267	428	403	403	181	135	-	-	1,817
Total home improvement	267	428	403	403	181	135	-	-	1,817

Total loans
Pass	6,855	20,827	35,232	21,001	20,588	65,948	3,424	644	174,519
Special Mention	-	-	-	-	360	1,587	55	-	2,002
Substandard	-	-	-	-	-	94	-	-	94
Net deferred fees	47	117	51	67	29	84	-	-	395
Total loans	$6,902	$20,944	$35,283	$21,068	$20,977	$67,713	$3,479	$644	$177,010

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents information on the Company’s loans by risk ratings:

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Commercial Real Estate	Consumer	Home Improvement	Total
June 30, 2023
Pass	$138,678	$12,638	$2,699	$20,323	$49	$2,191	$176,578
Special mention	1,431	-	-	-	-	-	1,431
Total loans	$140,109	$12,638	$2,699	$20,323	$49	$2,191	$178,009

At December 31, 2023, there was one loan for $94,000 rated substandard which was past due and on non-accrual with a provision for credit loss of $150. The amount of interest reversed for this loan was $896. There were no loans rated doubtful or loss. At December 31, 2023 and June 30, 2023, there were $2.0 million and $1.4 million of loans rated special mention, respectively. At June 30, 2023, there were no loans rated substandard, doubtful or loss.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

5.
PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

(In thousands)	December 31, 2023	June 30, 2023
Land	$1,553	$1,553
Bank buildings	1,066	1,066
Building improvements	944	937
Furniture, fixtures and equipment	1,253	1,239
Leasehold improvements	321	321
	5,137	5,116
Accumulated depreciation and amortization	(1,820)	(1,703)
	$3,317	$3,413

Depreciation and amortization expense for the three months ended December 31, 2023 and 2022 amounted to $58,000 and $64,000, respectively. Depreciation and amortization expense for the six months ended December 31, 2023 and 2022 amounted to $117,000 and $122,000, respectively.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

6.
DEPOSITS

A summary of deposit balances, by type, is as follows:

(In thousands)	December 31, 2023	June 30, 2023
NOW and demand	$58,527	$61,538
Regular and other	58,665	64,184
Money market deposits	24,061	26,995
Total non-certificate accounts	141,253	152,717
Term certificates of $250,000 or more	23,495	24,340
Term certificates less than $250,000	93,192	86,319
Total certificate accounts	116,687	110,659
Total deposits	$257,940	$263,376

A summary of certificate accounts by maturity is as follows:

	December 31, 2023		June 30, 2023
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due within 3 months	$22,590	3.44%	$11,171	1.11%
Over 3 months to 1 year	82,602	3.98	83,590	3.23
Over 1 year to 2 years	8,019	2.44	11,813	2.33
Over 2 years to 3 years	1,617	0.62	1,900	0.61
Over 3 years to 5 years	1,859	2.86	2,185	2.49
	$116,687	3.70%	$110,659	2.86%

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

7.
FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Overnight advances or advances having a one-month maturity totaled $8.8 million at December 31, 2023 at a weighted average rate of 5.50%. Long-term advances or advances having a maturity greater than one-month totaled $10.3 million at December 31, 2023 at a weighted average rate of 4.51%. Overnight advances or advances having a one-month maturity totaled $3.7 million at June 30, 2023 at a weighted average rate of 5.25%. There were no long-term advances at June 30, 2023.

The Bank has an available line of credit in the amount of $2,354,000 with the FHLB of Boston at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank’s total assets. At December 31, 2023 and June 30, 2023, there were no funds advanced under the line of credit. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as first mortgage loans on owner-occupied one- to four-family residential property.

The Bank has an available line of credit under the Federal Reserve Bank Borrower-in-Custody program offered through the Discount Window. Under the terms of the credit line at December 31, 2023 and June 30, 2023, the Bank has pledged certain qualifying securities with a fair market value of $18,082,000 and $12,410,000, respectively. The line bears a variable interest rate equal to the federal funds rate plus 0.50%. At December 31, 2023 and June 30, 2023, there was no outstanding balance under this program.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

8.
MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's unaudited consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Federal banking regulations require minimum capital requirements for community banking institutions as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. At December 31, 2023, the Bank met the required capital conservation buffer.

As of December 31, 2023, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since receiving this notification that management believes has changed the Bank’s categorization.

The Bank’s actual capital amounts and ratios as of December 31, 2023 and June 30, 2023 are also presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital (to risk weighted assets)	$65,215	33.3%	$15,657	8.0%	$19,572	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,428	32.4	8,807	4.5	12,722	6.5
Tier 1 capital (to risk weighted assets)	63,428	32.4	11,743	6.0	15,657	8.0
Tier 1 capital (to adjusted total assets)	63,428	18.3	13,853	4.0	17,316	5.0

June 30, 2023
Total capital (to risk weighted assets)	$65,141	32.9%	$15,850	8.0%	$19,813	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,394	32.0	8,916	4.5	12,878	6.5
Tier 1 capital (to risk weighted assets)	63,394	32.0	11,888	6.0	15,850	8.0
Tier 1 capital (to adjusted total assets)	63,394	18.2	13,950	4.0	17,438	5.0

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

At December 31, 2023 and June 30, 2023, the following financial instruments were outstanding:

(In thousands)	December 31, 2023	June 30, 2023
Commitments to grant loans	$-	$608
Unadvanced funds on equity lines of credit	3,940	4,089
Unadvanced funds on commercial and other lines of credit	789	871

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

Operating lease commitments

The Company adopted ASU 2016-02, Leases (Topic 842), on July 1, 2022, and began recognizing operating leases on its consolidated balance sheet by recording a Right-Of-Use ("ROU") asset, representing the Company's legal right to use the leased assets and a net lease liability, representing the Company's legal obligation to make these lease payments. The Company, by policy, does not include renewal options for leases as part of its ROU asset and lease liabilities unless they are deemed reasonably certain to exercise. At December 31, 2023, the Company had two non-cancelable operating lease agreements for branch locations, one of which contains a renewal option to extend lease payments for a period of five years. At December 31, 2023, the weighted average remaining lease term for operating leases was 8.38 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.56%.

Pursuant to the terms of these lease agreements in effect at December 31, 2023 pertaining to premises, future minimum rent commitments for the fiscal years ending 2024 through 2028 and thereafter are as follows:

Years ending
(In thousands)	June 30,
2024	$59
2025	117
2026	117
2027	119
2028	134
Thereafter	521
Total minimum lease payments	$1,067
Less: Imputed interest	(147)
Total lease liability	$920

The cost of the lease payments is not included above. Total lease expense for the three and six months ended December 31, 2023 amounted to $37,000 and $71,000, respectively. Total lease expense for the three and six months ended December 31, 2022 amounted to $34,000 and $68,000, respectively.

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

The ESOP funded its purchase of 255,648 shares through a loan from the Company equal to 100% of the purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank's contributions to the ESOP over the loan term of 25 years. At December 31, 2023, the principal balance on the ESOP loan was $2.4 million.

December 31, 2023
Shares held by the ESOP include the following:
Committed to be allocated	20,452
Unallocated	235,196
Total	255,648

Defined benefit plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (the "Pentegra DB Plan"), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.

Pension expense under the Pentegra DB Plan amounted to $195,000 and $390,000 for the three and six months ended December 31, 2023, respectively. Pension expense under the Pentegra DB Plan amounted to $130,000 and $325,000 for the three and six months ended December 31, 2022, respectively. Contributions made to the Pentegra DB Plan during the three and six months ended December 31, 2023 and during the three and six months ended December 31, 2022 amounted to $675,000.

401(k) plan

The Bank has a savings plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan provides for voluntary contributions by participating employees ranging from 2% to 15% of their compensation, subject to certain limitations. The Bank matches 10% of the employee’s voluntary contributions up to 3% of their compensation. Employer 401(k) plan contribution expense amounted to $5,000 and $11,000 for the three and six months ended December 31, 2023, respectively. Employer 401(k) plan contribution expense amounted to $4,000 and $10,000 for the three and six months ended December 31, 2022, respectively

Supplemental compensation plan

The Bank has entered into a Supplemental Executive Retirement Plan (the “SERP”) with certain officers, which provides for payments upon attaining the retirement age noted in the SERP. The present value of these future payments is provided over the remaining terms of the officers’ employment and at December 31, 2023 and June 30, 2023, the accrued liability amounted to $909,000 and $877,000, respectively. SERP expense amounted to $16,000 and $32,000 for the three and six months ended December 31, 2023, respectively. SERP expense amounted to $16,000 and $31,000 for the three and six months ended December 31, 2022, respectively. In connection with these SERPs, the Bank purchased life insurance policies, which had a cash surrender value of $6.0 million and $5.9 million at December 31, 2023 and June 30, 2023, respectively.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

In addition, the Bank provides death benefits for officers and directors of the Bank under the terms of Split Dollar Agreements. The Bank has purchased life insurance contracts in connection with these agreements and the cash surrender value of the policies at December 31, 2023 and June 30, 2023 amounted to $4.5 million. For the three and six months ended December 31, 2023, post-retirement expense related to these obligations amounted to $19,000 and $38,000, respectively, and $29,000 and $58,000 for the three and six months ended December 31, 2022, respectively.

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

Assets and liabilities measured at fair value on a recurring basis

At December 31, 2023 and June 30, 2023, securities available for sale were measured at Level 2 with a fair value of $132,000 and $146,000, respectively. All fair value measurements are obtained from a third-party pricing service and are not adjusted by management. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no securities measured at fair value in Levels 1 or 3.

There are no liabilities measured at fair value on a recurring basis at December 31, 2023 or June 30, 2023.

Assets and liabilities measured at fair value on a non-recurring basis

The Bank may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2023 or June 30, 2023.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and June 30, 2023.

	December 31, 2023
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$15,724	$15,724	$-	$-	$15,724
Securities available for sale	132	-	132	-	132
Securities held to maturity	149,117	-	136,427	-	136,427
Federal Home Loan Bank of Boston stock	950	-	-	950	950
Loans, net	174,974	-	-	155,651	155,651
Accrued interest receivable	1,467	-	-	1,467	1,467

Liabilities:
Deposits	257,940	-	-	239,860	239,860
Short-term borrowings	8,800	-	-	8,800	8,800
Long-term borrowings	10,300	-	-	10,329	10,329

	June 30, 2023
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$6,861	$6,861	$-	$-	$6,861
Securities available for sale	146	-	146	-	146
Securities held to maturity	147,902	-	132,273	-	132,273
Federal Home Loan Bank of Boston stock	381	-	-	381	381
Loans, net	175,911	-	-	157,505	157,505
Accrued interest receivable	1,363	-	-	1,363	1,363

Liabilities:
Deposits	263,376	-	-	241,711	241,711
Short-term borrowings	3,675	-	-	3,667	3,667

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

12.
STOCK-BASED COMPENSATION

Under the CFSB Bancorp, Inc. 2023 Equity Incentive Plan (the "2023 Equity Plan"), the Company may grant options, restricted stock, restricted stock units or performance awards to its directors, officers, and employees. Both incentive stock options and nonqualified stock options may be granted under the 2023 Equity Plan with 319,560 shares reserved for options. Any options forfeited because vesting requirements are not met or because they have expired will become available for re-issuance under the 2023 Equity Plan. The exercise price of each option equals the market price of the Company's stock on the date of the grant and the maximum term of each option is 10 years. The total number of shares reserved for restricted stock is 127,824. Options and awards generally vest ratably over three to five years. The fair value of shares awarded is based on the market price at the date of grant.

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

There were no grants of options to purchase shares of common stock during the three months ended December 31, 2023 or 2022.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

A summary of stock option activity for the six months ended December 31, 2023 is presented in the table below:

	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at July 1, 2023	273,000	$8.33	9.20
Granted	-	$-	-
Exercised	-	-	-
Forfeited	-	-	-
Balance at December 31, 2023	273,000	$8.33	9.20	$-
Exercisable at December 31, 2023	-	$-	-	$-
Unrecognized compensation cost	$726,000
Weighted average remaining recognition period (years)	4.20

For the three and six months ended December 31, 2023, stock-based compensation expense applicable to stock options was $43,000 and $86,000, respectively. There was no stock-based compensation expense applicable to stock options for the three months ended December 31, 2022. There were no tax benefits related to stock-based compensation expense applicable to stock options for the three months ended December 31, 2023 or 2022.

Restricted Stock

Shares issued may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will become available for reissuance under the 2023 Equity Plan. The fair market value of shares awarded, based on the market price at the date of the grant, is amortized over the applicable vesting period. Restricted stock awarded to date has been at no cost to the awardee. The following table presents activity in restricted stock awards under the 2023 Equity Plan for the six months ended December 31, 2023:

	Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at July 1, 2023	111,000	$8.35
Granted	-	-
Vested	-	-
Forfeited	-	-
Restricted stock awards at December 31, 2023	111,000	$8.35
Unrecognized compensation cost	$777,000
Weighted average remaining recognition period (years)	4.20

For the three and six months ended December 31, 2023, stock-based compensation applicable to restricted stock was $46,000 and $93,000, respectively. There was no stock-based compensation expense applicable to restricted stock for the three months ended December 31, 2022. There were no tax benefits related to stock-based compensation expense applicable to restricted stock for the three months ended December 31, 2023 or 2022.

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

Overview

Our results of operations depend primarily on our net interest income and, to a lesser extent, non-interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, securities, and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of deposits and, to a lesser extent, borrowings. Non-interest income consists primarily of earnings on bank-owned life insurance, service charges on deposit accounts and other income. Our results of operations also are affected by our provision for credit losses and non-interest expense. Non-interest expense consists primarily of salaries and employee benefits, occupancy and equipment, data processing costs, advertising, Federal Deposit Insurance Corporation deposit insurance premiums and other expenses. Our results of operations also are affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.

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
•
our ability to implement our business strategy;
•
competition among depository and other financial institutions;
•
inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses, and prepayments on loans we have made and make;
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
•
a potential government shutdown;
•
conditions relating to the COVID-19 pandemic;
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

On July 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the recognition of the allowance for credit losses be estimated using the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require impairment related to credit losses be presented as an allowance rather than as a write-down on available-for-sale debt securities. For further discussion related to the implementation of CECL please refer to Notes 1, 3 and 4 of the unaudited consolidated financial statements.

There have been no additional material changes to our critical accounting policies during the three months ended December 31, 2023. For additional information on our significant accounting policies, please refer to Note 1 of the audited consolidated financial statements within our Annual Report on Form 10-K for the year ended June 30, 2023.

Comparison of Financial Condition at December 31, 2023 and June 30, 2023

Total Assets. Total assets increased $10.0 million, or 2.9%, to $359.0 million at December 31, 2023, from $349.0 million at June 30, 2023. The increase resulted primarily from increases in cash and cash equivalents of $8.9 million, or 129.2%, and securities held to maturity of $1.2 million, or 0.8%.

Cash and Cash Equivalents. Cash and cash equivalents increased $8.9 million, or 129.2%, to $15.7 million at December 31, 2023, from $6.9 million at June 30, 2023, due to excess cash from the increase in Federal Home Loan Bank of Boston (FHLBB) advances used to implement a leverage strategy to increase liquidity and income.

Net Loans. Net loans decreased $937,000, or 0.5%, to $175.0 million at December 31, 2023, from $175.9 million at June 30, 2023. The decrease was due primarily to a decrease in one- to four-family residential real estate loans of $1.7 million, or 1.2%, partially offset by an increase of $843,000, or 31.2%, in second mortgages and home equity lines of credit, and an increase of $54,000, or 0.4%, in multi-family real estate loans. Commercial loans deceased $300,000 during the six months ended December 31, 2023, due to the payoff by borrowers following the sale of their properties, partially offset by the purchase of a participation loan of $1.3 million. The decrease in one- to four-family residential real estate loans was the result of borrower principal payments exceeding new originations, which decreased due to the higher interest rate environment.

Securities Available for Sale. Securities available for sale decreased $14,000, or 9.6%, to $132,000 at December 31, 2023, from $146,000 at June 30, 2023. The decrease was due to prepayments.

Securities Held to Maturity. Securities held to maturity increased $1.2 million, or 0.8%, to $149.1 million at December 31, 2023, from $147.9 million at June 30, 2023, as we reinvested cash into securities to increase our overall yield on interest-earning assets. The increase was offset by the addition of an allowance for credit losses, which totaled $134,000 at December 31, 2023.

Total Liabilities. Total liabilities increased $10.1 million, or 3.7%, to $283.2 million at December 31, 2023, from $273.1 million at June 30, 2023. The increase was the result of an increase in FHLB borrowings of $15.4 million, or 416.2%, offset by a decrease in deposits of $5.5 million, or 2.1%.

Deposits. Deposits decreased $5.5 million, or 2.1%, to $257.9 million at December 31, 2023, from $263.4 million at June 30, 2023. The decrease was primarily due to decreases of $5.5 million, or 8.6%, in savings accounts, $3.0 million, or 4.9%, in negotiable order of withdrawal (“NOW”) and demand accounts and $2.9 million, or 10.9%, in money market accounts, partially offset by an increase of $6.0 million, or 5.4%, in term certificates. The decrease reflects management's decision not to increase interest rates for savings and money market accounts. The increase in term deposit accounts was due to the Bank offering term certificate promotions.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank of Boston advances, were $19.1 million at December 31, 2023 compared to $3.7 million at June 30, 2023. The increase was primarily due to the implementation of a leverage strategy to increase liquidity and income and to offset deposit outflows during the six months ended December 31, 2023.

Stockholders' Equity. Total stockholders' equity decreased $94,000 to $75.8 million at December 31, 2023, from $75.9 million at June 30, 2023. The decrease was primarily due to the net loss of $87,000 and the effect of the adoption of ASU 2016-13, net of taxes, of $223,000, offset by the change in unearned ESOP compensation of $52,000 and stock-based compensation of $179,000, for the six months ended December 31, 2023.

Comparison of Operating Results for the Three Months Ended December 31, 2023 and 2022

General. We reported a net loss of $210,000 for the three months ended December 31, 2023, compared to net income of $341,000 for the three months ended December 31, 2022, a decrease of $551,000, or 161.6%. Net interest income decreased $702,000, or 30.0%, non-interest expense increased by $22,000, or 1.1%, non-interest income increased $20,000, or 13.2%, tax expense decreased $49,000 or 75.4%, and the provision for credit losses decreased $104,000.

Interest and Dividend Income. Interest and dividend income increased $123,000, or 4.6%, to $2.8 million for the three months ended December 31, 2023, from $2.7 million for the three months ended December 31, 2022. The increase was attributable to an increase of $101,000, or 6.1%, in interest on loans and an increase of $96,000, or 10.7%, in interest on securities, partially offset by a decrease of $74,000, or 60.2%, in interest on short-term investments. Interest income on loans increased due to an increase in the average yield of 26 basis point to 3.99% for the three months ended December 31, 2023, from 3.73% for the three months ended December 31, 2022. Interest income on securities increased due to an increase in the average yield on securities of 29 basis points to 2.74% for the three months ended December 31, 2023, from 2.45% for the three months ended December 31, 2022. Interest income on short-term investments decreased due to a decrease in the average balance of $8.6 million dollars to $4.5 million for the three months ended December 31, 2023, from $13.2 million for the three months ended December 31, 2022, partially offset by an increase in the average yield of 62 basis points to 4.36% for the three months ended December 31, 2023, from 3.74% for the three months ended December 31, 2022. The increase in the average yield on interest-earning assets resulted from the higher interest rate environment.

Interest Expense. Interest expense increased $825,000, or 242.6%, to $1.2 million for the three months ended December 31, 2023, from $340,000 for the three months ended December 31, 2022. The increase was due to an increase in the average balance of certificates of deposit of $16.4 million to $115.4 million for the three months ended December 31, 2023, from $99.0 million for the three months ended December 31, 2022, and an increase in the average rate on certificates of deposit of 235 basis points, to 3.53% for the three months ended December 31, 2023, from 1.18% for the three months ended December 31, 2022 due to the higher interest rate environment and an increase in the average balance of FHLB borrowings of $8.3 million with an average rate of 5.48% for the three months ended December 31, 2023 compared to no borrowings for the three months ended December 31, 2022. The increase was partially offset by decreases in the average balance of savings deposits of $13.7 million, or 18.8%, to $59.9 million and decreases in the average balance of money market deposits of $15.7 million, or 39.3%, to $24.2 million for the three months ended December 31, 2023, from $72.7 million and $39.9 million, respectively, for the three months ended December 31, 2022. The decrease in the average balance of interest-bearing deposits reflected management's decision not to raise interest rates on non-maturity deposits in the high interest rate environment.

Net Interest Income. Net interest income decreased $702,000, or 30.0%, to $1.6 million for the three months ended December 31, 2023, from $2.3 million for the three months ended December 31, 2022. The decrease was due to an increase in the average rate paid on interest-bearing liabilities of 142 basis points, which contributed to a decrease in the net interest rate spread of 116 basis points to 1.46% for the three months ended December 31, 2023, from 2.62% for the three months ended December 31, 2022. The net interest margin decreased 75 basis points to 2.02% for the three months ended December 31, 2023 compared to 2.77% for the three months ended December 31, 2022. The decrease in the net interest rate spread was a result of the increase in the average rate paid on interest-bearing liabilities exceeding the increase in the average yield on interest-bearing assets.

Provision for Credit Losses. A reversal of credit losses of $104,000 was recorded for the three months ended December 31, 2023, due to improvements in forecasted economic conditions. No provision for loan losses was recorded for the three months ended December 31, 2022. The reversal and the absence of a provision for the three months ended December 31, 2022 reflected continued strong asset quality. The allowance for credit losses was $1.6 million, or 0.93% of total loans, at December 31, 2023, compared to $1.7 million, or 0.97% of total loans, at December 31, 2022. The allowance for credit losses was $1.7 million, or 0.98%, of total loans at June 30, 2023. At December 31, 2023, we had eight residential loans totaling $2.0 million designated special mention, one residential loan for $94,000 on non-accrual and categorized substandard and no loans categorized doubtful or loss. At December 31, 2022 we had four loans totaling $1.5 million designated special mention. We had no loans categorized substandard, doubtful or loss and no non-performing loans. We had no charge-offs or recoveries for the three months ended December 31, 2023 or 2022.

Non-Interest Income. Non-interest income information is as follows.

	Three Months Ended
	December 31,		Change
(Dollars in thousands)	2023	2022	Amount	Percent
Customer service fees	$37	$36	$1	2.8%
Income on bank-owned life insurance	68	63	5	7.9%
Other income	67	53	14	26.4%
Total non-interest income	$172	$152	$20	13.2%

Non-interest income increased $20,000, or 13.2%, to $172,000 for the three months ended December 31, 2023, from $152,000 for the three months ended December 31, 2022. The increase was primarily due to a $14,000 increase in other income, primarily related to safe deposit box income.

Non-Interest Expense. Non-interest expense information is as follows.

	Three Months Ended
	December 31,		Change
(Dollars in thousands)	2023	2022	Amount	Percent
Salaries and employee benefits	$1,267	1,250	$17	1.4%
Occupancy and equipment	240	255	(15)	(5.9%)
Advertising	36	71	(35)	(49.3%)
Data processing	101	84	17	20.2%
Deposit insurance	33	22	11	50.0%
Other	432	405	27	6.7%
Total non-interest expense	$2,109	$2,087	$22	1.1%

Non-interest expense increased $22,000, or 1.1%, to $2.1 million for the three months ended December 31, 2023, from $2.1 million for the three months ended December 31, 2022. The increase was due to a $17,000 increase in salaries and employee benefit expense due to normal employee annual merit salary increases and stock-based compensation expenses, a $17,000 increase in data processing fees, an $11,000 increase in FDIC deposit insurance and $27,000 in other expenses primarily due to stock-based compensation expenses paid to the board of directors offset by decreases of $15,000 in occupancy and equipment expenses and $35,000 in advertising expense.

Provision for Income Taxes. The Company recorded a provision for income taxes of $16,000 for the three months ended December 31, 2023, which was a $49,000, or 75.4%, decrease from a provision for income taxes of $65,000 for the three months ended December 31, 2022. The decrease in the provision for income taxes for the three months ended December 31, 2023 was due to the decrease in income before income taxes, partially offset by the increase in the deferred tax valuation allowance.

Average Balance and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Tax-equivalent adjustments have been made for tax-advantaged municipal securities income. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $395,000 and $383,000 at December 31, 2023 and 2022, respectively.

	For the Three Months Ended December 31,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$176,149	$1,758	3.99%	$177,648	$1,657	3.73%
Securities(1)	149,187	1,022	2.74%	151,249	927	2.45%
Other	4,491	49	4.36%	13,153	123	3.74%
Total interest-earning assets	329,827	2,829	3.43%	342,050	2,707	3.17%
Non-interest-earning assets	16,875			16,747
Total assets	$346,702			$358,797
Interest-bearing liabilities:
Interest-bearing demand deposits	$29,746	$4	0.05%	$33,557	$4	0.05%
Savings deposits	58,992	15	0.10%	72,708	18	0.10%
Money market deposits	24,153	15	0.25%	39,876	27	0.27%
Certificates of deposit	115,397	1,017	3.53%	99,041	291	1.18%
Total interest-bearing deposits	228,288	1,051	1.84%	245,182	340	0.55%
FHLB advances	8,323	114	5.48%	-	-	-%
Total interest-bearing liabilities	236,611	1,165	1.97%	245,182	340	0.55%
Noninterest-bearing liabilities
Non-interest-bearing demand deposits	28,223			32,887
Other non-interest-bearing liabilities	5,968			5,554
Total liabilities	270,802			283,623
Stockholders' equity	75,900			75,174
Total liabilities and stockholders' equity	$346,702			$358,797
Net interest income - FTE		$1,664			$2,367
Net interest rate spread(2)			1.46%			2.62%
Net interest-earning assets(3)	$93,216			$96,868
Net interest margin - FTE(4)			2.02%			2.77%
Average interest-bearing assets to interest-bearing liabilities			139.40%			139.51%
(1)
Includes tax equivalent adjustments for municipal securities, based on a statutory rate of 21%, of $25,000 and $26,000 for the three months ended December 31, 2023 and 2022, respectively.
(2)
Net interest rate spread represents the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

A reconciliation of income presented on a GAAP basis as compared to a fully tax-equivalent basis is below:

	For the Three Months Ended
	December 31,	December 31,
	2023	2022
Securities interest income (no tax adjustment)	$997	$901
Tax-equivalent adjustment	25	26
Securities (tax-equivalent basis)	$1,022	$927
Net interest income (no tax adjustment)	1,639	2,341
Tax-equivalent adjustment	25	26
Net interest income (tax-equivalent adjustment)	$1,664	$2,367

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

	For the Three Months Ended
	December 31, 2023 vs. 2022
(In thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$(14)	$115	$101
Securities	(13)	108	95
Other	(81)	7	(74)
Total interest-earning assets	(108)	230	122
Interest-bearing liabilities:
Interest-bearing demand deposits	-	-	-
Savings deposits	(3)	-	(3)
Money market deposits	(11)	(1)	(12)
Certificates of deposit	48	678	726
Total deposits	34	677	711
FHLB advances	-	114	114
Total interest-bearing liabilities	34	791	825
Change in net interest income	$(142)	$(561)	$(703)

Comparison of Operating Results for the Six Months Ended December 31, 2023 and 2022

General. We reported a net loss of $87,000 for the six months ended December 31, 2023, compared to net income of $986,000 for the six months ended December 31, 2022, a decrease of $1.1 million, or 108.8%. The decrease in net income was primarily due to a decrease in net interest income of $1.3 million, or 26.8%, partially offset by a reversal of provision for credit losses of $270,000.

Interest and Dividend Income. Interest and dividend income increased $250,000, or 4.7%, to $5.5 million for the six months ended December 31, 2023, from $5.3 million for the six months ended December 31, 2022. The increase was attributable to an increase in the average yield on loans of 25 basis points to 3.95% for the six months ended December 31, 2023, from 3.70% for the six months ended December 31, 2022, an increase in the average yield on securities of 28 basis points to 2.70% for the six months ended December 31, 2023, from 2.42% for the six months ended December 31, 2022, and an increase in the average yield on short-term investments of 164 basis points to 4.51% for the six months ended December 31, 2023, from 2.87% for the six months ended December 31, 2022. The increase in interest and dividend income was primarily offset by a decrease in the average balance of loans of $734,000 to $176.4 million for the six months ended December 31, 2023, from $177.1 million for the six months ended December 31, 2022, a decrease in the average balance of securities of $788,000 to $149.2 million for the six months ended December 31, 2023, from $150.0 million for the six months ended December 31, 2022, and a decrease in the average balance of short-term investments of $13.3 million to $4.2 for the six months ended December 31, 2023 from $17.4 million December 31, 2022. The increase in the average yields on interest-earning assets resulted from the change in the interest rate environment.

Interest Expense. Interest expense increased $1.5 million, or 259.3%, to $2.1 million for the six months ended December 31, 2023, from $582,000 for the six months ended December 31, 2022. The increase was due to an increase in the average rate on certificates of deposit of 229 basis points to 3.27% for the six months ended December 31, 2023, from 0.98% for the six months ended December 31, 2022, and an increase in the average balance of certificates of deposit of $18.8 million, to $113.6 million for the six months ended December 31, 2023, from $98.1 million for the six months ended December 31, 2022. The increase in the average balance of certificates of deposit reflected customers desire to invest in higher yielding deposit accounts.

Net Interest Income. Net interest income decreased $1.3 million, or 26.8%, to $3.4 million for the six months ended December 31, 2023, from $4.7 million for the six months ended December 31, 2022. The decrease was due to an increase in the average yield on interest bearing liabilities of 131 basis points to 1.78% for the six months ended December 31, 2023, from 0.47% for the six months ended December 31, 2022. Our net interest rate spread decreased 102 basis points to 1.61% for the six months ended December 31, 2023, from 2.63% for the six months ended December 31, 2022. Our net interest margin decreased 64 basis points to 2.12% for the six months ended December 31, 2023 compared to 2.76% for the six months ended December 31, 2022.

Provision for Credit Losses. A reversal of $270,000 to the provision for credit losses was recorded for the six months ended December 31, 2023. There was no provision for loan losses recorded for the six months ended December 31, 2022. The recovery to the provision for credit losses and the absence of a provision reflected the improved economic environment.

Non-Interest Income. Non-interest income information is as follows.

	Six Months Ended
	December 31,		Change
(Dollars in thousands)	2023	2022	Amount	Percent
Customer service fees	$77	$73	$4	5.5%
Income on bank-owned life insurance(1)	134	127	7	5.5%
Other income	121	152	(31)	(20.4%)
Total non-interest income	$332	$352	$(20)	(5.7%)

(1) Certain amounts in the prior period have been reclassified to conform to the current period presentation.

Non-interest income decreased $20,000, or 5.7%, to $332,000 for the six months ended December 31, 2023, from $352,000 for the six months ended December 31, 2022. The decrease was primarily due to a decrease in safe deposit box fees as we now recognize fees over the rental period, partially offset by increases in customer service fees of $4,000 and income on bank-owned life insurance of $7,000.

Non-Interest Expense. Non-interest expense information is as follows.

	Six Months Ended
	December 31,		Change
(Dollars in thousands)	2023	2022	Amount	Percent
Salaries and employee benefits(1)	$2,411	$2,268	$143	6.3%
Occupancy and equipment	494	498	(4)	(0.8%)
Advertising	74	110	(36)	(32.7%)
Data processing	190	178	12	6.7%
Deposit insurance	66	43	23	53.5%
Other	790	738	52	7.0%
Total non-interest expense	$4,025	$3,835	$190	5.0%

(1) Certain amounts in the prior period have been reclassified to conform to the current period presentation.

Non-interest expense increased $190,000, or 5.0%, to $4.0 million for the six months ended December 31, 2023, from $3.8 million for the six months ended December 31, 2022. The increase was due to a $143,000 increase in salaries and employee benefit expense due to normal employee annual merit salary and benefit increases and the expense recognized in connection with the ESOP, a $52,000 increase in other expenses due primarily to increased professional expenses, and a $23,000 increase to federal deposit insurance, offset by a decrease of $36,000 in advertising costs.

Provision for Income Taxes. The Company recorded a provision for income taxes of $109,000 for the six months ended December 31, 2023, a $126,000, or 53.6%, decrease from income taxes of $235,000 for the six months ended December 31, 2022. The decrease in the provision for income taxes for the six months ended December 31, 2023 was due to the decrease in income before income taxes, partially offset by an increase in the deferred tax valuation allowance.

Average Balance and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Tax-equivalent adjustments have been made for tax-advantaged municipal securities income. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $395,000 and $383,000 at December 31, 2023 and 2022, respectively.

	For the Six Months Ended December 31,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$176,408	$3,480	3.95%	$177,143	$3,276	3.70%
Securities(1)	149,223	2,013	2.70%	150,011	1,817	2.42%
Other	4,172	94	4.51%	17,435	250	2.87%
Total interest-earning assets	329,803	5,587	3.39%	344,589	5,343	3.10%
Non-interest-earning assets	16,608			16,342
Total assets	$346,411			$360,931
Interest-bearing liabilities:
Interest-bearing demand deposits	$29,829	$7	0.05%	$33,346	$8	0.05%
Savings deposits	60,719	30	0.10%	74,076	37	0.10%
Money market deposits	25,212	32	0.25%	42,685	58	0.27%
Certificates of deposit	113,604	1,858	3.27%	98,097	479	0.98%
Total interest-bearing deposits	229,364	1,927	1.68%	248,204	582	0.47%
FHLB advances	5,947	164	5.52%	-	-	-%
Total interest-bearing liabilities	235,311	2,091	1.78%	248,204	582	0.47%
Noninterest-bearing liabilities
Non-interest-bearing demand deposits	29,597			32,702
Other non-interest-bearing liabilities	5,697			5,127
Total liabilities	270,605			286,033
Stockholders' equity	75,806			74,898
Total liabilities and stockholders' equity	$346,411			$360,931
Net interest income - FTE		$3,496			$4,761
Net interest rate spread(2)			1.61%			2.63%
Net interest-earning assets(3)	$94,492			$96,385
Net interest margin - FTE(4)			2.12%			2.76%
Average interest-bearing assets to interest-bearing liabilities			140.16%			138.83%

(1)
Includes tax equivalent adjustments for municipal securities, based on a statutory rate of 21%, of $51,000 and $57,000 for the six months ended December 31, 2023 and 2022, respectively.
(2)
Net interest rate spread represents the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

A reconciliation of income presented on a GAAP basis as compared to a fully tax-equivalent basis is presented below:

	For the Six Months Ended
	December 31,	December 31,
	2023	2022
Securities interest income (no tax adjustment)	$1,962	$1,760
Tax-equivalent adjustment	51	57
Securities (tax-equivalent basis)	$2,013	$1,817
Net interest income (no tax adjustment)	3,445	4,704
Tax-equivalent adjustment	51	57
Net interest income (tax-equivalent adjustment)	$3,496	$4,761

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

	For the Six Months Ended
	December 31, 2023 vs. 2022
(In thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$(14)	$218	$204
Securities	(10)	206	196
Other	(190)	34	(156)
Total interest-earning assets	(214)	458	244
Interest-bearing liabilities:
Interest-bearing demand deposits	(1)	-	(1)
Savings deposits	(7)	-	(7)
Money market deposits	(24)	(2)	(26)
Certificates of deposit	76	1,303	1,379
Total deposits	44	1,301	1,345
FHLB advances	-	164	164
Total interest-bearing liabilities	44	1,465	1,509
Change in net interest income	$(258)	$(1,007)	$(1,265)

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans and investment securities, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage the impact of changes in market interest rates on net interest income and capital. We have an Asset/Liability Committee that is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity, and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. The Asset/Liability Committee establishes and monitors the amount, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

As part of our ongoing asset-liability management, we use the following strategies to manage our interest rate risk:

•
market our non-interest-bearing demand, money market, savings, and demand accounts;
•
diversify our loan mix;
•
invest in short- to medium-term repricing and/or maturing securities whenever the market allows;
•
engage in Asset/Liability leverage strategies when appropriate; and
•
maintain a strong capital position.

We do not engage in hedging activities, such as engaging in futures, options, or interest rate swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

We consider two types of simulations impacted by changes in interest rates, which are (1) net interest income and (2) changes in the economic value of equity.

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model, the results of which are provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2023 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income.

Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast (In thousands)	Year 1 Change from Level
+400	$5,102	(26.0%)
+300	5,528	(19.8%)
+200	5,955	(13.6%)
+100	6,422	(6.8%)
Level	6,892	-
-100	7,004	1.6%
-200	7,050	2.3%
-300	7,034	2.1%
-400	7,022	1.9%
(1)
Assumes an immediate uniform change in interest rates at all maturities.

Economic Value of Equity. We monitor interest rate risk through the use of a simulation model that estimates the amounts by which the fair value of our assets and liabilities (our economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. The quarterly reports developed in the simulation model assist us in identifying, measuring, monitoring, and controlling interest rate risk to ensure compliance within our policy guidelines.

The table below sets forth, as of December 31, 2023, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

As of December 31, 2023
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets(3)
Change in Interest Rates (basis points)(1)	Estimated EVE(2) (In thousands)	Amount (In thousands)	Percent	EVE Ratio(4)	Decrease (basis points)
+400	$29,956	$(20,484)	(40.6%)	10.2%	(540)
+300	34,725	(15,715)	(31.2%)	11.6%	(400)
+200	39,748	(10,692)	(21.2%)	13.0%	(260)
+100	45,084	(5,356)	(10.6%)	14.4%	(120)
Level	50,440	-	-	15.6%	-
-100	54,855	4,415	8.8%	16.6%	100
-200	58,758	8,318	16.5%	17.4%	180
-300	61,942	11,502	22.8%	18.0%	240
-400	61,833	11,393	22.6%	18.3%	270

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts of Colonial Federal Savings Bank, which had a book value of stockholders' equity amounting to $63.4 million at December 31, 2023.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2023, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 21.2% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 16.5% increase in EVE.

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

EVE calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits, and borrowings.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities and borrowings from the FHLBB and the Federal Reserve Bank of Boston. At December 31, 2023, we had $19.1 million of outstanding advances from the FHLBB. At December 31, 2023, we had the ability to borrow $40.6 million in FHLBB advances. Additionally, at December 31, 2023, we had $2.4 million and $17.9 million under available lines of credit with the FHLBB and Federal Reserve Bank of Boston, respectively, none of which was drawn at December 31, 2023.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) provided by operating activities was $(64,000) and $897,000 for the six months ended December 31, 2023 and 2022, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on securities, was $1.1 million and $10.5 million for the six months ended December 31, 2023 and 2022, respectively. Net cash provided by (used in) financing activities was $10.0 million and $(11.5) million for the six months ended December 31, 2023 and 2022, respectively. Changes in net cash related to financing activities were primarily related to changes in deposit balances and FHLBB advances for the six months ended December 31, 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits as supplemented by the use of FHLBB advances as needed.

Capital Resources. At December 31, 2023 and June 30, 2023, the Bank exceeded all of its regulatory capital requirements. See Note 8 of the unaudited consolidated financial statements of this quarterly report.

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

At December 31, 2023, we had $3.9 million of unadvanced funds under home equity lines of credit and $789,000 of unadvanced funds under commercial and other lines of credit. See Note 9 in the Notes to the unaudited consolidated financial statements for further information.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Treasurer and Chief Operating Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2023, the Company’s Chief Executive Officer and Treasurer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2023, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

101

The following materials for the three months ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFSB BANCORP, INC.

Date: February 7, 2024	By:	/s/ Michael E. McFarland
Michael E. McFarland
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2024	By:	/s/ Susan Shea
Susan Shea
Treasurer and Chief Operating Officer
(Principal Financial and Accounting Officer)