Form 10-Q
period 2024-03-31
CFSB Bancorp, Inc. /MA/
filed 2024-05-10
CIK 1879103

s☐☐

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, the registrant had 6,632,642 shares of common stock, $0.01 par value per share, outstanding.

Item 1. Financial Statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	March 31,	June 30,
	2024	2023
Assets:
Cash and due from banks	$1,182	$1,486
Short-term investments	20,482	5,375
Total cash and cash equivalents	21,664	6,861
Securities available for sale, at fair value	119	146
Securities held to maturity, at amortized cost, net of allowance for credit loss, fair value of $132,946 at March 31, 2024 and $132,273 at June 30, 2023	146,463	147,902
Federal Home Loan Bank stock, at cost	704	381
Loans, net of allowance for credit losses of $1,561 at March 31, 2024 and $1,747 at June 30, 2023	170,888	175,911
Premises and equipment, net	3,267	3,413
Accrued interest receivable	1,400	1,363
Bank-owned life insurance	10,603	10,402
Deferred tax asset	1,129	1,079
Operating lease right of use asset	884	953
Other assets	943	596
Total assets	$358,064	$349,007

Liabilities and Stockholders' Equity:
Deposits
Non-interest bearing	$30,789	$32,760
Interest-bearing	234,849	230,616
Total deposits	265,638	263,376
Federal Home Loan Bank of Boston advances	10,350	3,675
Mortgagors' escrow accounts	1,526	1,596
Operating lease liability	898	962
Accrued expenses and other liabilities	3,790	3,509
Total liabilities	282,202	273,118
Stockholders' Equity
Preferred Stock, $.01 par value, 10,000,000 shares authorized as of March 31, 2024 and June 30, 2023, none outstanding	$-	$-
Common Stock, $.01 par value, 90,000,000 shares authorized as of March 31, 2024 and June 30, 2023, 6,632,642 issued and outstanding as of March 31, 2024 and June 30, 2023	65	65
Additional paid-in capital	28,058	27,814
Retained earnings	50,066	50,416
Accumulated other comprehensive loss	(1)	(3)
Unearned compensation - ESOP, 232,640 and 240,310 shares unallocated at March 31, 2024 and June 30, 2023, respectively	(2,326)	(2,403)
Total stockholders' equity	75,862	75,889
Total liabilities and stockholders' equity	$358,064	$349,007

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Net Income (Loss) (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
Interest and dividend income:
Interest and fees on loans	$1,777	$1,700	$5,257	$4,976
Interest and dividends on debt securities:
Taxable	965	837	2,737	2,383
Tax-exempt	89	101	279	315
Interest on short-term investments	176	53	270	303
Total interest and dividend income	3,007	2,691	8,543	7,977

Interest expense:
Deposits	1,197	533	3,124	1,115
Borrowings	171	3	335	3
Total interest expense	1,368	536	3,459	1,118

Net interest income	1,639	2,155	5,084	6,859
Provision for (reversal of) credit losses	(20)	-	(290)	-
Net interest income after provision for (reversal of) credit losses	1,659	2,155	5,374	6,859

Non-interest income:
Customer service fees	41	37	118	110
Income on bank-owned life insurance	67	64	201	191
Other income	59	47	180	199
Total non-interest income	167	148	499	500

Non-interest expenses:
Salaries and employee benefits	1,117	1,103	3,528	3,371
Occupancy and equipment	256	256	750	754
Advertising	32	38	106	148
Data processing	97	84	287	262
Deposit insurance	33	20	99	63
Other general and administrative	373	400	1,163	1,138
Total non-interest expenses	1,908	1,901	5,933	5,736

Income (loss) before income taxes	(82)	402	(60)	1,623
Provision (benefit) for income taxes	(42)	47	67	282
Net income (loss)	$(40)	$355	$(127)	$1,341

Net income (loss) per share:
Basic	$(0.01)	$0.06	$(0.02)	$0.21
Diluted	$(0.01)	$0.06	$(0.02)	$0.21

Weighted average shares outstanding:
Basic	6,292,060	6,300,633	6,286,323	6,282,384
Diluted	6,292,060	6,300,721	6,286,323	6,282,413

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net income (loss)	$(40)	$355	$(127)	$1,341
Other comprehensive loss:
Change in unrealized holding losses	-	-	4	(2)
Net change in unrealized losses	-	-	4	(2)
Tax effect	-	-	(2)	-
Net-of-tax amount	-	-	2	(2)
Comprehensive income (loss)	$(40)	$355	$(125)	$1,339

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands)

					Accumulated
			Additional		Other	Unearned
	Common Stock		Paid-in	Retained	Comprehensive	Compensation
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Total
Balance at December 31, 2023	6,632,642	$65	$27,976	$50,106	$(1)	$(2,351)	$75,795
Net loss	-	-	-	(40)	-	-	(40)
Other comprehensive income	-	-	-	-	-	-	-
Stock-based compensation	-	-	90	-	-	-	90
ESOP shares committed to be released	-	-	(8)	-	-	25	17
Balance at March 31, 2024	6,632,642	$65	$28,058	$50,066	$(1)	$(2,326)	$75,862

Balance at December 31, 2022	6,521,642	$65	$27,714	$49,956	$(2)	$(2,454)	$75,279
Net income	-	-	-	355	-	-	355
Other comprehensive loss	-	-	-	-	-	-	-
Restricted stock awards granted	111,000	-	-	-	-	-	-
Stock-based compensation	-	-	19	-	-	-	19
ESOP shares committed to be released	-	-	(4)	-	-	25	21
Balance at March 31, 2023	6,632,642	$65	$27,729	$50,311	$(2)	$(2,429)	$75,674

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands)

					Accumulated
			Additional		Other	Unearned
	Common Stock		Paid-in	Retained	Comprehensive	Compensation
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Total
Balance at June 30, 2023	6,632,642	$65	$27,814	$50,416	$(3)	$(2,403)	$75,889
Cumulative effect accounting adjustment(1)	-	-	-	(223)	-	-	(223)
Net loss	-	-	-	(127)	-	-	(127)
Other comprehensive income	-	-	-	-	2	-	2
Stock-based compensation	-	-	269	-	-	-	269
ESOP shares committed to be released	-	-	(25)	-	-	77	52
Balance at March 31, 2024	6,632,642	$65	$28,058	$50,066	$(1)	$(2,326)	$75,862

Balance at June 30, 2022	6,521,642	$65	$27,720	$48,970	$-	$(2,505)	$74,250
Net income	-	-	-	1,341	-	-	1,341
Other comprehensive loss	-	-	-	-	(2)	-	(2)
Restricted stock awards granted	111,000	-	-	-	-	-	-
Stock-based compensation	-	-	19	-	-	-	19
ESOP shares committed to be released	-	-	(10)	-	-	76	66
Balance at March 31, 2023	6,632,642	$65	$27,729	$50,311	$(2)	$(2,429)	$75,674

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

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(127)	$1,341
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	(290)	-
Amortization of securities, net	257	331
Net change in deferred loan costs and fees	48	17
Increase in cash surrender value of bank-owned life insurance	(201)	(191)
Depreciation and amortization, net	176	176
ESOP expense	52	66
Stock-based compensation	269	19
Net increase in accrued interest receivable	(37)	(91)
Other, net	(51)	(231)
Net cash provided by operating activities	96	1,437
Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	30	39
Activity in securities held to maturity:
Maturities, prepayments and calls	13,769	10,695
Purchases	(12,766)	(16,768)
Purchases of Federal Home Loan Bank of Boston stock	(323)	(50)
Loan originations and payments, net	5,161	(4,367)
Additions to premises and equipment	(31)	(253)
Net cash provided by (used in) investing activities	5,840	(10,704)
Cash flows from financing activities:
Net increase (decrease) in deposits	2,262	(17,069)
Net decrease in short-term borrowings	(3,675)	-
Net increase in long-term borrowings	10,350	-
Net (decrease) increase in mortgagors' escrow accounts	(70)	11
Net cash provided by (used in) financing activities	8,867	(17,058)
Net change in cash and cash equivalents	14,803	(26,325)
Cash and cash equivalents at beginning of period	6,861	31,667
Cash and cash equivalents at end of period	$21,664	$5,342
Supplemental information:
Interest paid on deposits and short-term borrowings	$3,393	$1,119
Income taxes paid	$85	$540
Adoption of ASU 2016-13	$223	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS

Basis of presentation and consolidation

These unaudited consolidated financial statements of CFSB Bancorp, Inc. (the "Company") include the accounts of Colonial Federal Savings Bank (the “Bank”) and its wholly owned subsidiary, Beach Street Securities Corporation, which was established for the purpose of buying, holding, and selling securities. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reorganization and Offering

On January 12, 2022, the Bank reorganized from a federally chartered mutual savings bank into the two-tier mutual holding company structure. As part of the reorganization, a mutual holding company (the “MHC”) was formed as a federal corporation, into which all of the current voting rights of the members of the Bank were transferred. As part of the reorganization, the Bank converted to a federal stock savings bank. A stock holding company (the “Holding Company”) was established as a federal corporation and a majority-owned subsidiary of the MHC at all times so long as the MHC remains in existence. Concurrently with the reorganization, the Holding Company offered for sale 43% of its common stock in a stock offering and contributed 2% of its common stock to a charitable foundation established as a part of the reorganization. The remainder of the Holding Company common stock is held by the MHC. The Holding Company offered shares of common stock for sale on a priority basis to depositors of the Bank and the tax qualified employee plans of the Bank. The Company sold 2,804,306 shares of common stock at $10.00 per share for gross offering proceeds of $28.0 million.

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

Earnings Per Share

The following table presents the factors used in the earnings per share calculation:

	For the Three Months Ended		For the Nine Months Ended
(Dollars In thousands)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Net income (loss)	$(40)	$355	$(127)	$1,341

Weighted average number of common shares outstanding	6,632,642	6,545,175	6,632,642	$6,529,486
Less: Average unallocated ESOP shares	(234,316)	(244,542)	(236,886)	$(247,102)
Less: Average non-vested restricted shares	(106,266)	-	(109,433)	$-
Weighted average number of common shares outstanding used to calculate basic earnings per common share	6,292,060	6,300,633	6,286,323	6,282,384
Dilutive effect of share-based compensation	-	88	-	29
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,292,060	6,300,721	6,286,323	6,282,413

Earnings (loss) per common share
Basic	$(0.01)	$0.06	$(0.02)	$0.21
Diluted	$(0.01)	$0.06	$(0.02)	$0.21

Due to the net loss in 2024, all unvested restricted stock and options were considered anti-dilutive and excluded from the earnings per share calculation.

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

Management believes that the allowance for credit losses was adequate as of March 31, 2024 and June 30, 2023. While management uses current information and reasonable and supportable forecasts to recognize losses on loans, future additions to the allowance for credit losses may be necessary based on changes in economic conditions or other factors. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews the Bank's allowance for credit losses, and as a result of such reviews, management may have to adjust the allowance for credit losses. However, regulatory agencies are not directly involved in establishing

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

the allowance for credit losses as the process is management's responsibility and any increase or decrease in the allowance is the responsibility of management.

Management believes that the deferred tax provision was adequate as of March 31, 2024 and June 30, 2023. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” management uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require management to make projections of future taxable income. The judgments and estimates management makes in determining the deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory, economic, or business factors change. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the federal and state portion of its deferred tax asset.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

2.
RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Effective March 26, 2020, the Board of Governors of the Federal Reserve reduced reserve requirement ratios to zero percent and therefore no reserve balance was required at March 31, 2024 or June 30, 2023.

3.
SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses and allowance for credit losses, follows:

	March 31, 2024
(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$120	$-	$120	$-	$(1)	$119
Total securities available for sale	$120	$-	$120	$-	$(1)	$119

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$997	$-	$997	$-	$(21)	$976
Mortgage-backed securities	50,608	-	50,608	33	(2,839)	47,802
Collateralized mortgage obligations	1,974	-	1,974	7	-	1,981
Municipal bonds	41,272	1	41,271	1	(6,186)	35,086
Corporate bonds	51,790	177	51,613	4	(4,516)	47,101
Total securities held to maturity	$146,641	$178	$146,463	$45	$(13,562)	$132,946

	June 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$147	$-	$(5)	$142
Collateralized mortgage obligations	4	-	-	4
Total securities available for sale	$151	$-	$(5)	$146

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$996	$-	$(34)	962
Mortgage-backed securities	46,619	-	(3,500)	43,119
Collateralized mortgage obligations	1	-	-	1
Municipal bonds	43,865	3	(6,423)	37,445
Corporate bonds	56,421	-	(5,675)	50,746
Total securities held to maturity	$147,902	$3	$(15,632)	$132,273

Securities with an amortized cost of $32,811,000 and a fair value of $28,560,000 at March 31, 2024 were pledged to secure a credit line with the Federal Reserve Bank. See Note 7 of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The amortized cost and fair value of debt securities, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024
	Due in One Year or Less		Due After One Year to Five Years		Due after Five Years to Ten Years		Due After 10 Years		Total
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$-	$-	$10	$10	$97	$96	$13	$13	$120	$119
Collateralized mortgage obligations	-	-	-	-	-	-	-	-	-	-
Total securities available for sale	$-	$-	$10	$10	$97	$96	$13	$13	$120	$119

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$-	$-	$997	$976	$-	$-	$-	$-	$997	$976
Mortgage-backed securities	4	4	3,526	3,393	20,415	19,137	26,663	25,268	50,608	47,802
Collateralized mortgage obligations	-	-	-	-	-	-	1,974	1,981	1,974	1,981
Municipal bonds	3,445	3,400	6,539	6,439	14,085	12,148	17,203	13,099	41,272	35,086
Corporate bonds	1,497	1,483	34,021	31,721	14,575	12,607	1,697	1,290	51,790	47,101
Total securities held to maturity	$4,946	$4,887	$45,083	$42,529	$49,075	$43,892	$47,537	$41,638	$146,641	$132,946

On July 1, 2023, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments, as amended, which replaced the incurred loss methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and securities held to maturity. In addition, ASC 326 made changes to the accounting for securities available for sale.

Allowance for Credit Losses - Securities Available for Sale

The Company measures expected credit losses on securities available for sale based upon the gain or loss position of the security. For securities available for sale in an unrealized loss position which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost, the Company evaluates qualitative criteria to determine any expected loss. This includes among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. Securities available for sale which are guaranteed by government agencies do not currently have an allowance for credit loss, as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), or Government National Mortgage Association (“GNMA”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate its position no less than annually, however, certain items may cause the Company to change this methodology, which include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Accrued interest receivable on securities available for sale

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

guaranteed by government agencies totaled $500 at March 31, 2024 and is excluded from the estimate of credit losses. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings, limited by the amount of the fair value of the security less its amortized cost. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. There were no securities available for sale not guaranteed by government agencies at March 31, 2024.

Allowance for Credit Losses - Securities Held to Maturity

The Company measures expected credit losses on securities held to maturity on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default basis taking into consideration the expected life of each security. Held-to-maturity securities which are issued by the United States Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise FHLMC, FNMA, or GNMA. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate its position no less than annually, however, certain items may cause the Company to change this methodology which include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses on held-to-maturity securities would be presented as an allowance for credit loss. Accrued interest receivable on held-to-maturity securities totaled $863,000 at March 31, 2024 and is excluded from the estimate of credit losses.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables summarize the activity in the allowance for credit losses for securities held to maturity by security type for the dates indicated:

	Government-sponsored Enterprises
(In thousands)	Debt Obligations	Mortgage-backed Securities	Municipal Bonds	Corporate Bonds	Total
Balance at December 31, 2023	$-	$-	$2	$132	$134
Provision for (reversal of) credit losses	-	-	(1)	45	$44
Balance at March 31, 2024	$-	$-	$1	$177	$178

	Government-sponsored Enterprises
(In thousands)	Debt Obligations	Mortgage-backed Securities	Municipal Bonds	Corporate Bonds	Total
Balance at June 30, 2023	$-	$-	$-	$-	$-
Adoption of ASU 2016-13	-	-	2	274	276
Adjusted beginning balance	-	-	2	274	276
Provision for (reversal of) credit losses	-	-	(1)	(97)	(98)
Balance at March 31, 2024	$-	$-	$1	$177	$178

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Information pertaining to securities with gross unrealized losses at March 31, 2024 or June 30, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2024
	Less Than Twelve Months				Over Twelve Months
(In thousands)	Number of Securities	Gross Unrealized Losses	Fair Value	Depreciation from Amortized Cost Basis (%)	Number of Securities	Gross Unrealized Losses	Fair Value	Depreciation from Amortized Cost Basis (%)
Securities available for sale:
Mortgage-backed securities	-	$-	$-	-%	36	$1	$102	1.0%
Total temporarily impaired securities available for sale	-	$-	$-	-%	36	$1	$102	1.0%

Securities held to maturity:
Government-sponsored enterprises:
Mortgage-backed securities	5	$9	$3,745	0.2%	128	$2,830	$36,651	7.2%
Debt obligations	-	-	-	-	1	21	976	2.1%
Municipal bonds	11	63	5,854	1.1%	37	6,123	27,987	18.0%
Corporate bonds	1	6	994	0.6%	40	4,510	44,743	9.2%
Total temporarily impaired securities held to maturity	17	$78	$10,593	0.7%	206	$13,484	$110,357	10.9%

	June 30, 2023
	Less Than Twelve Months				Over Twelve Months
(In thousands)	Number of Securities	Gross Unrealized Losses	Fair Value	Depreciation from Amortized Cost Basis (%)	Number of Securities	Gross Unrealized Losses	Fair Value	Depreciation from Amortized Cost Basis (%)
Securities available for sale:
Mortgage-backed securities	20	$2	$71	2.7%	20	$3	$67	4.3%
Total temporarily impaired securities available for sale	20	$2	$71	2.7%	20	$3	$67	4.3%

Securities held to maturity:
Government-sponsored enterprises:
Mortgage-backed securities	27	$336	$10,494	3.1%	115	$3,164	$32,597	8.8%
Debt obligations	1	34	962	3.4	-	-	-	-
Municipal bonds	11	111	6,280	1.7	35	6,312	27,676	18.6
Corporate bonds	9	318	9,534	3.2	38	5,357	40,213	11.8
Total temporarily impaired securities held to maturity	48	$799	$27,270	2.8%	188	$14,833	$100,486	12.9%

At March 31, 2024, 259 debt securities had unrealized losses with aggregate depreciation of 11.2% from the Bank’s amortized cost basis. These unrealized losses are the result of changes in the interest rate environment and there have been no downgrades in the investment quality of these securities.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Credit Quality Indicators

The Company monitors the credit quality of securities through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. Based on credit ratings all securities are investment grade at March 31, 2024 and June 30, 2023. The following tables provide the amortized cost of securities available for sale and securities held to maturity at the dates indicated:

	March 31, 2024
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Total
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$120	$-	$-	$-	$-	$-	$-	$-	$120
Total securities available for sale	$120	$-	$-	$-	$-	$-	$-	$-	$120

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$997	$-	$-	$-	$-	$-	$-	$-	$997
Mortgage-backed securities	50,608	-	-	-	-	-	-	-	50,608
Collateralized mortgage obligations	1,974	-	-	-	-	-	-	-	1,974
Municipal bonds	8,744	13,863	13,168	2,640	1,145	1,712	-	-	41,272
Corporate bonds	2,195	-	4,781	2,066	17,240	14,305	10,688	515	51,790
Total securities held to maturity	$64,518	$13,863	$17,949	$4,706	$18,385	$16,017	$10,688	$515	$146,641

	June 30, 2023
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Not Rated	Total
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities	$147	$-	$-	$-	$-	$-	$-	$-	$-	$147
Collateralized mortgage obligations	4	-	-	-	-	-	-	-	-	4
Total securities available for sale	$151	$-	$-	$-	$-	$-	$-	$-	$-	$151

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$996	$-	$-	$-	$-	$-	$-	$-	$-	$996
Mortgage-backed securities	46,619	-	-	-	-	-	-	-	-	46,619
Collateralized mortgage obligations	1	-	-	-	-	-	-	-	-	1
Municipal bonds	9,349	12,811	14,108	2,943	2,178	1,710	-	-	766	43,865
Corporate bonds	2,205	-	4,826	2,825	19,449	16,377	10,222	517	-	56,421
Total securities held to maturity	$59,170	$12,811	$18,934	$5,768	$21,627	$18,087	$10,222	$517	$766	$147,902

There were no sales of securities during the three or nine months ended March 31, 2024 or 2023.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

4.
LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the balances of loans follows:

(In thousands)	March 31, 2024	June 30, 2023
Mortgage loans on real estate:
Residential:
1-4 family	$136,430	$140,109
Multifamily	11,854	12,638
Second mortgages and home equity lines of credit	3,495	2,699
Commercial	18,852	20,323
Total mortgage loans on real estate	170,631	175,769
Consumer loans:
Consumer	89	49
Home improvement	2,128	2,191
Total other loans	2,217	2,240
Total loans	172,848	178,009
Allowance for credit losses(1)	(1,561)	(1,747)
Net deferred loan fees	(399)	(351)
Loans, net	$170,888	$175,911

(1) The Company adopted ASU 2016-13 on July 1, 2023 with a modified retrospective approach. Accordingly, at March 31, 2024, the allowance for credit losses was determined in accordance with ASC 326, “Financial Instruments-Credit Losses.”

Residential loans are subject to a blanket lien securing Federal Home Loan Bank (“FHLB”) advances. See Note 7 of these unaudited consolidated financial statements.

Effect of New Financial Accounting Standards

On July 1, 2023, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments, as amended, which requires that the recognition of the allowance for credit losses be estimated using the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and securities held to maturity. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for securities available for sale. One such change is to require credit losses be presented as an allowance rather than as a write-down on securities available for sale that are determined to have impairment related to credit losses.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning July 1, 2023 are presented under ASC 326 while prior amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

earnings of $223,000 as of July 1, 2023 for the cumulative effect of adopting ASC 326, which includes a net deferred tax liability of $88,000.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is an estimate of current expected losses within the Company's loan portfolio. The ACL, as reported on our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by loan charge-offs, net of recoveries. Accrued interest receivable on loans was $536,000 at March 31, 2024 and $506,000 at June 30, 2023, and is excluded from the estimate of credit losses.

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

Multi-family: This segment consists of real estate loans secured by properties of five or more rental units within our market area. We consider a number of factors in originating multi-family loans. We evaluate the qualifications, income level and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy due to increased vacancy rates or diminished cash flows, which in turn, would have an effect on the credit quality of this segment. Management obtains financial information annually and monitors the cash flows of these loans.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Commercial real estate: This segment consists of real estate loans generally secured by office buildings, small retail facilities, mixed-use facilities, and warehouses within our market area. We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications, income level and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy due to diminished cash flows, which in turn, would have an effect on the credit quality of this segment. Management obtains financial information annually and monitors the cash flows of these loans.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents activity in the allowance for credit losses by loan segment for the three months ended March 31, 2024 and for the allowance for loan losses for the three months ended March 31, 2023 is as follows:

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Construction	Commercial Real Estate	Consumer	Home Improvement	Unallocated	Total
Allowance for credit losses for loans
Balance at December 31, 2023	$1,051	$188	$47	$-	$289	$2	$64	$-	$1,641
Provision (benefit) for credit losses	(19)	(24)	15	-	(54)	1	2	-	(79)
Loans charged-off	-	-	-	-	-	(1)	-	-	(1)
Recoveries	-	-	-	-	-	-	-	-	-
Balance at March 31, 2024	$1,032	$164	$62	$-	$235	$2	$66	$-	$1,561

Allowance for credit losses for off-balance sheet exposures
Balance at December 31, 2023	$-	$11	$-	$-	$-	$-	$-	$-	$11
Provision (benefit) for credit losses	-	15	-	-	-	-	-	-	15
Balance at March 31, 2024	$-	$26	$-	$-	$-	$-	$-	$-	$26

Allowance for loan losses
Balance at December 31, 2022	$967	$199	$28	$6	$359	$-	$65	$123	$1,747
Provision (credit) for loan losses	(2)	(9)	1	2	(9)	-	(3)	20	-
Loans charged-off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance at March 31, 2023	$965	$190	$29	$8	$350	$-	$62	$143	$1,747

The $79,000 reversal for credit losses for loans was primarily due to changes in the economic factors, lower loan balances and continued strong asset quality. The $15,000 provision for credit losses for off-balance sheet exposures was primarily due to an increase of $1.2 million in unfunded commitments for the three months ended March 31, 2024.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents activity in the allowance for credit losses by loan segment for the nine months ended March 31, 2024 and for the allowance for loan losses for the nine months ended March 31, 2023 is as follows:

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Construction	Commercial Real Estate	Consumer	Home Improvement	Unallocated	Total
Allowance for credit losses for loans
Balance at June 30, 2023	$974	$190	$29	$-	$346	$-	$64	$144	$1,747
Adoption of ASU 2016-13(1)	139	2	23	-	(19)	2	9	(144)	12
Adjusted beginning balance	$1,113	$192	$52	$-	$327	$2	$73	$-	$1,759
Provision (benefit) for credit losses	(81)	(28)	10	-	(92)	1	(7)	-	(197)
Loans charged-off	-	-	-	-	-	(1)	-	-	(1)
Recoveries	-	-	-	-	-	-	-	-	-
Balance at March 31, 2024	$1,032	$164	$62	$-	$235	$2	$66	$-	$1,561

Allowance for credit losses for off-balance sheet exposures
Balance at June 30, 2023	$-	$-	$-	$-	$-	$-	$-	$-	$-
Adoption of ASU 2016-13	5	7	-	-	7	4	-	-	23
Adjusted beginning balance	$5	$7	$-	$-	$7	$4	$-	$-	$23
Provision (benefit) for credit losses	(5)	19	-	-	(7)	(4)	-	-	3
Balance at March 31, 2024	$-	$26	$-	$-	$-	$-	$-	$-	$26

Allowance for loan losses
Balance at June 30, 2022	$986	$215	$22	$4	$252	$-	$61	$207	$1,747
Provision (credit) for loan losses	(21)	(25)	7	4	98	-	1	(64)	-
Loans charged-off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance at March 31, 2023	$965	$190	$29	$8	$350	$-	$62	$143	$1,747

(1) Represents the net adjustment needed to reflect the cumulative day one impact pursuant to the Company's adoption of ASU 2016-13 (i.e., the cumulative effect adjustment related to the adoption of ASU 2016-13 as of July 1, 2023).

The $198,000 reversal for credit losses for loans was primarily a result of changes in economic factors, lower loan balances and continued strong asset quality. The $3,000 provision for credit losses for off-balance sheet exposures was primarily due to an increase of $372,000 in unfunded commitments for the nine months ended March 31, 2024.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

Individually Evaluated Loans

In connection with the adoption of ASU 2016-13, the Company no longer provides information on impaired loans. A loan is considered individually evaluated when, based on current information and events, the loan is rated special mention or worse. At March 31, 2024, the Company had $1.4 million in individually evaluated residential one- to four-family loans. These consisted of four loans, to one borrower, rated substandard and individually evaluated due to the borrowers' inability to show sufficient rent receipts to support the debt coverage. These loans are current as the borrower continues to make timely payments.

The allocation of the allowance for credit losses on loans to each category is presented as of March 31, 2024.

(In thousands)	Residential Real Estate	Commercial Real Estate	Consumer	Total

March 31, 2024
Allowance for credit losses on loans:
Individually evaluated for credit losses	$1	$-	$-	$1
Collectively evaluated for credit losses	1,257	235	68	1,560
Total	$1,258	$235	$68	$1,561
Loans
Individually evaluated for credit losses	$1,400	$-	$-	$1,400
Collectively evaluated for credit losses	150,379	18,852	2,217	171,448
	$151,779	$18,852	$2,217	$172,848

The allocation of the allowance for loan losses to each category is presented as of June 30, 2023 under the incurred loss model.

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Construction	Commercial Real Estate	Consumer	Home Improvement	Unallocated	Total
June 30, 2023
Allowance for impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-
Allowance for non-impaired loans	974	190	29	-	346	-	64	144	1,747
Total allowance for loan losses	$974	$190	$29	$-	$346	$-	$64	$144	$1,747

Impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-
Non-impaired loans	140,109	12,638	2,699	-	20,323	49	2,191	-	178,009
Total loans	$140,109	$12,638	$2,699	$-	$20,323	$49	$2,191	$-	$178,009

At March 31, 2024 and June 30, 2023, there were no past due loans or loans on non-accrual. At March 31, 2024 and June 30, 2023, there were no loans past due ninety days or more and still accruing.

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

There were no loan modifications during the three or nine months ended March 31, 2024 and 2023. During the three and nine months ended March 31, 2024 and 2023, no modified loans defaulted (defined as 30 days or more past due) within twelve months of restructuring. There were no charge-offs on modified loans during the three or nine months ended March 31, 2024.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table details the amortized cost balances of the Company's loan portfolio presented by risk rating and origination year as of the periods presented:

							Revolving	Revolving Loans
	Term Loans at Amortized Cost by Fiscal Origination Year						Loans	Converted to
(In thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost	Term Loans	Total
March 31, 2024
Residential 1-4 family:
Pass	$6,090	$10,774	$29,191	$16,994	$18,146	$53,536	307	-	$135,038
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	358	1,043	-	-	1,401
Total residential 1-4 family	6,090	10,774	29,191	16,994	18,504	54,579	307	-	136,439

Multifamily:
Pass	-	-	3,825	2,276	1,129	4,274	350	-	11,854
Special Mention	-	-	-	-	-	-	-	-	-
Total multifamily	-	-	3,825	2,276	1,129	4,274	350	-	11,854

Second mortgages and home equity lines of credit:
Pass	1,096	795	128	216	58	314	888	-	3,495
Total second mortgages and home equity lines of credit	1,096	795	128	216	58	314	888	-	3,495

Commercial:
Pass	499	8,696	1,066	919	853	6,389	432	-	18,854
Total commercial	499	8,696	1,066	919	853	6,389	432	-	18,854

Consumer:
Pass	53	-	-	-	13	23	-	-	89
Total consumer	53	-	-	-	13	23	-	-	89

Home improvement:
Pass	282	401	382	376	165	112	-	-	1,718
Total home improvement	282	401	382	376	165	112	-	-	1,718

Total loans
Pass	8,020	20,666	34,592	20,781	20,364	64,648	1,977	-	171,048
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	358	1,043	-	-	1,401
Net deferred fees	78	109	48	62	26	76	-	-	399
Total loans	8,098	20,775	34,640	20,843	20,748	65,767	1,977	-	172,848

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents information on the Company’s loans by risk ratings:

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Commercial Real Estate	Consumer	Home Improvement	Total
June 30, 2023
Pass	$138,678	$12,638	$2,699	$20,323	$49	$2,191	$176,578
Special mention	1,431	-	-	-	-	-	1,431
Total loans	$140,109	$12,638	$2,699	$20,323	$49	$2,191	$178,009

At March 31, 2024, there were four current loans rated substandard with a provision for credit loss of $1,000 and no loans rated special mention, doubtful or loss. At June 30, 2023, there were $1.4 million of loans rated special mention and no loans rated substandard, doubtful or loss.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

5.
PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

(In thousands)	March 31, 2024	June 30, 2023
Land	$1,553	$1,553
Bank buildings	1,066	1,066
Building improvements	944	937
Furniture, fixtures and equipment	1,262	1,239
Leasehold improvements	321	321
	5,146	5,116
Accumulated depreciation and amortization	(1,879)	(1,703)
	$3,267	$3,413

Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 amounted to $59,000 and $53,000, respectively. Depreciation and amortization expense for the nine months ended March 31, 2024 and 2023 amounted to $176,000 for each period.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

6.
DEPOSITS

A summary of deposit balances, by type, is as follows:

(In thousands)	March 31, 2024	June 30, 2023
NOW and demand	$59,648	$61,538
Regular and other	56,118	64,184
Money market deposits	22,872	26,995
Total non-certificate accounts	138,638	152,717
Term certificates of $250,000 or more	25,993	24,340
Term certificates less than $250,000	101,007	86,319
Total certificate accounts	127,000	110,659
Total deposits	$265,638	$263,376

A summary of certificate accounts by maturity is as follows:

	March 31, 2024		June 30, 2023
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due within 3 months	$44,663	3.78%	$11,171	1.11%
Over 3 months to 1 year	69,965	4.41	83,590	3.23
Over 1 year to 2 years	9,393	3.11	11,813	2.33
Over 2 years to 3 years	1,724	1.69	1,900	0.61
Over 3 years to 5 years	1,255	2.36	2,185	2.49
	$127,000	4.03%	$110,659	2.86%

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

7.
FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Long-term advances or advances having a maturity greater than one year totaled $10.4 million at March 31, 2024 at a weighted average rate of 4.51%. There were no overnight advances or advances having a maturity of one-month at March 31, 2024. Overnight advances or advances having a one-month maturity totaled $3.7 million at June 30, 2023 at a weighted average rate of 5.25%. There were no long-term advances at June 30, 2023.

The Bank has an available line of credit in the amount of $2,354,000 with the FHLB of Boston at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank’s total assets. At March 31, 2024 and June 30, 2023, there were no funds advanced under the line of credit. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as first mortgage loans on owner-occupied one- to four-family residential property.

The Bank has an available line of credit under the Federal Reserve Bank Borrower-in-Custody program offered through the Discount Window. Under the terms of the credit line at March 31, 2024 and June 30, 2023, the Bank has pledged certain qualifying securities with a fair market value of $26,826,000 and $12,410,000, respectively. The line bears a variable interest rate equal to the federal funds rate plus 0.50%. At March 31, 2024 and June 30, 2023, there was no outstanding balance under this program.

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

Federal banking regulations require minimum capital requirements for community banking institutions as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. At March 31, 2024, the Bank met the required capital conservation buffer.

As of March 31, 2024, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since receiving this notification that management believes has changed the Bank’s categorization.

The Bank’s actual capital amounts and ratios as of March 31, 2024 and June 30, 2023 are also presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Total capital (to risk weighted assets)	$65,282	34.1%	$15,329	8.0%	$19,161	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,517	33.1	8,622	4.5	12,455	6.5
Tier 1 capital (to risk weighted assets)	63,517	33.1	11,497	6.0	15,329	8.0
Tier 1 capital (to adjusted total assets)	63,517	17.8	14,252	4.0	17,815	5.0

June 30, 2023
Total capital (to risk weighted assets)	$65,141	32.9%	$15,850	8.0%	$19,813	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,394	32.0	8,916	4.5	12,878	6.5
Tier 1 capital (to risk weighted assets)	63,394	32.0	11,888	6.0	15,850	8.0
Tier 1 capital (to adjusted total assets)	63,394	18.2	13,950	4.0	17,438	5.0

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

At March 31, 2024 and June 30, 2023, the following financial instruments were outstanding:

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

(In thousands)	March 31, 2024	June 30, 2023
Commitments to grant loans	$-	$608
Unadvanced funds on equity lines of credit	3,904	4,089
Unadvanced funds on commercial and other lines of credit	2,036	871

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

Operating lease commitments

The Company adopted ASU 2016-02, Leases (Topic 842), on July 1, 2022, and began recognizing operating leases on its consolidated balance sheet by recording a Right-Of-Use ("ROU") asset, representing the Company's legal right to use the leased assets and a net lease liability, representing the Company's legal obligation to make these lease payments. The Company, by policy, does not include renewal options for leases as part of its ROU asset and lease liabilities unless they are deemed reasonably certain to exercise. At March 31, 2024, the Company had two non-cancelable operating lease agreements for branch locations, one of which contains a renewal option to extend lease payments for a period of five years. At March 31, 2024, the weighted average remaining lease term for operating leases was 8.13 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.56%.

Pursuant to the terms of these lease agreements in effect at March 31, 2024 pertaining to premises, future minimum rent commitments for the fiscal years ending 2024 through 2028 and thereafter are as follows:

Years ending
(In thousands)	June 30,
2024	$29
2025	117
2026	117
2027	119
2028	134
Thereafter	521
Total minimum lease payments	$1,037
Less: Imputed interest	(139)
Total lease liability	$898

Total lease expense for the three and nine months ended March 31, 2024 amounted to $34,000 and $105,000, respectively. Total lease expense for the three and nine months ended March 31, 2023 amounted to $34,000 and $102,000, respectively.

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

The ESOP funded its purchase of 255,648 shares through a loan from the Company equal to 100% of the purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank's contributions to the ESOP over the loan term of 25 years. At March 31, 2024, the principal balance on the ESOP loan was $2.4 million.

March 31, 2024
Shares held by the ESOP include the following:
Allocated	20,452
Committed to be allocated	2,556
Unallocated	232,640
Total	255,648

Defined benefit plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (the "Pentegra DB Plan"), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.

Pension expense under the Pentegra DB Plan amounted to $188,000 and $578,000 for the three and nine months ended March 31, 2024, respectively. Pension expense under the Pentegra DB Plan amounted to $188,000 and $513,000 for the three and nine months ended March 31, 2023, respectively. There were no contributions made to the Pentegra DB Plan during the three months ended March 31, 2024 and March 31, 2023. Contributions of $675,000 were made to the Pentegra DB Plan during the nine months ended March 31, 2024 and March 31, 2023.

401(k) plan

The Bank has a savings plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan provides for voluntary contributions by participating employees ranging from 2% to 15% of their compensation, subject to certain limitations. The Bank matches 10% of the employee’s voluntary contributions up to 3% of their compensation. Employer 401(k) plan contribution expense amounted to $5,000 and $16,000 for the three and nine months ended March 31, 2024, respectively. Employer 401(k) plan contribution expense amounted to $6,000 and $16,000 for the three and nine months ended March 31, 2023, respectively.

Supplemental compensation plan

The Bank has entered into a Supplemental Executive Retirement Plan (the “SERP”) with certain officers, which provides for payments upon attaining the retirement age noted in the SERP. The present value of these future payments is provided over the remaining terms of the officers’ employment and at March 31, 2024 and June 30, 2023, the accrued liability amounted to $926,000 and $877,000, respectively. SERP expense amounted to $17,000 and $49,000 for the three and nine months ended March 31, 2024, respectively. SERP expense amounted to $16,000 and $47,000 for the three and nine months ended March 31, 2023, respectively. In connection with these SERPs, the Bank purchased life insurance policies, which had a cash surrender value of $6.1 million and $5.9 million at March 31, 2024 and June 30, 2023, respectively.

In addition, the Bank provides death benefits for officers and directors of the Bank under the terms of Split Dollar Agreements. The Bank has purchased life insurance contracts in connection with these agreements and the cash surrender value of the policies were $4.6 million at March 31, 2024 and $4.5 million at June 30, 2023. For the three and nine months ended March 31, 2024, post-retirement expense related to these obligations amounted to $15,000 and $53,000, respectively, and $19,000 and $77,000 for the three and nine months ended March 31, 2023, respectively.

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

Assets and liabilities measured at fair value on a recurring basis

At March 31, 2024 and June 30, 2023, securities available for sale were measured at Level 2 with a fair value of $119,000 and $146,000, respectively. All fair value measurements are obtained from a third-party pricing service and are not adjusted by management. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no securities measured at fair value in Levels 1 or 3.

There are no liabilities measured at fair value on a recurring basis at March 31, 2024 or June 30, 2023.

Assets and liabilities measured at fair value on a non-recurring basis

The Bank may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2024 or June 30, 2023.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and June 30, 2023.

	March 31, 2024
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$21,664	$21,664	$-	$-	$21,664
Securities available for sale	119	-	119	-	119
Securities held to maturity	146,463	-	132,946	-	132,946
Federal Home Loan Bank of Boston stock	704	-	-	704	704
Loans, net	170,888	-	-	152,489	152,489
Accrued interest receivable	1,400	-	-	1,400	1,400

Liabilities:
Deposits	265,638	-	-	246,359	246,359
Long-term borrowings	10,350	-	-	10,298	10,298

	June 30, 2023
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$6,861	$6,861	$-	$-	$6,861
Securities available for sale	146	-	146	-	146
Securities held to maturity	147,902	-	132,273	-	132,273
Federal Home Loan Bank of Boston stock	381	-	-	381	381
Loans, net	175,911	-	-	157,505	157,505
Accrued interest receivable	1,363	-	-	1,363	1,363

Liabilities:
Deposits	263,376	-	-	241,711	241,711
Short-term borrowings	3,675	-	-	3,667	3,667

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

There were no grants of options to purchase shares of common stock during the three months ended March 31, 2024 or 2023.

CFSB Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements (Continued)

A summary of stock option activity for the nine months ended March 31, 2024 is presented in the table below:

	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at July 1, 2023	273,000	$8.33	9.20
Granted	-	$-	-
Exercised	-	-	-
Forfeited	-	-	-
Balance at March 31, 2024	273,000	$8.33	9.20	$-
Exercisable at March 31, 2024	-	$-	-	$-
Unrecognized compensation cost	$682,000
Weighted average remaining recognition period (years)	4.20

For the three and nine months ended March 31, 2024, stock-based compensation expense applicable to stock options was $43,000 and $130,000, respectively. For the three and nine months ended March 31, 2023, stock-based compensation expense applicable to stock options was $9,000 for each period. There were no tax benefits related to stock-based compensation expense applicable to stock options for the three and nine months ended March 31, 2024 or 2023.

Restricted Stock

Shares issued may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will become available for reissuance under the 2023 Equity Plan. The fair market value of shares awarded, based on the market price at the date of the grant, is amortized over the applicable vesting period. Restricted stock awarded to date has been at no cost to the awardee. The following table presents activity in restricted stock awards under the 2023 Equity Plan for the nine months ended March 31, 2024:

	Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at July 1, 2023	111,000	$8.35
Granted	-	-
Vested	22,200	8.35
Forfeited	-	-
Restricted stock awards at March 31, 2024	88,800	$8.35
Unrecognized compensation cost	$731,000
Weighted average remaining recognition period (years)	4.20

For the three and nine months ended March 31, 2024, stock-based compensation applicable to restricted stock was $47,000 and $139,000, respectively. For the three and nine months ended March 31, 2023, stock-based compensation expense applicable to stock options was $10,000 for each period. There were no tax benefits related to stock-based compensation expense applicable to restricted stock for the three and nine months ended March 31, 2024 or 2023.

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
•
changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of or methodology for the adequacy of the allowance for credit losses;
•
our ability to access cost-effective funding;
•
changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
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

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our unaudited consolidated financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policy discussed below to be a critical accounting policy. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in changes that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

On July 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that the recognition of the allowance for credit losses be estimated using the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require that impairment related to credit losses be presented as an allowance rather than as a write-down on available-for-sale debt securities. For further discussion related to the implementation of CECL please refer to Notes 1, 3 and 4 of the unaudited consolidated financial statements.

There have been no additional material changes to our critical accounting policies during the three months ended March 31, 2024. For additional information on our significant accounting policies, please refer to Note 1 of the audited consolidated financial statements within our Annual Report on Form 10-K for the year ended June 30, 2023.

Comparison of Financial Condition at March 31, 2024 and June 30, 2023

Total Assets. Total assets increased $9.1 million, or 2.6%, to $358.1 million at March 31, 2024, from $349.0 million at June 30, 2023. The increase resulted primarily from increases in cash and cash equivalents of $14.8 million, or 214.5%, offset by a decrease in loans of $5.0 million, or 2.8%.

Cash and Cash Equivalents. Cash and cash equivalents increased $14.8 million, or 214.5%, to $21.7 million at March 31, 2024, from $6.9 million at June 30, 2023, due to increases in deposits and Federal Home Loan Bank of Boston (FHLBB) advances used to implement a leverage strategy to increase liquidity and income.

Net Loans. Net loans decreased $5.0 million, or 2.8%, to $170.9 million at March 31, 2024, from $175.9 million at June 30, 2023. The decrease was due primarily to a decrease in one- to four-family residential real estate loans of $3.7 million, or 2.6%, and a decrease in commercial loans of $1.5 million, or 7.2%, partially offset by an increase of $796,000, or 29.5%, in second mortgages and home equity lines of credit. Commercial loans decreased $1.5 million during the nine months ended March 31, 2024, due to principal paydowns on commercial lines of credit. The decrease in one- to four-family residential real estate loans was the result of borrower principal payments exceeding new originations, which decreased due to the higher interest rate environment.

Securities Available for Sale. Securities available for sale decreased $27,000, or 18.5%, to $119,000 at March 31, 2024, from $146,000 at June 30, 2023 due to prepayments and the change in unrealized losses.

Securities Held to Maturity. Securities held to maturity decreased $1.4 million, or 0.9%, to $146.5 million at March 31, 2024, from $147.9 million at June 30, 2023. The decrease was due primarily to maturing securities and the provision for credit losses of $178,000 at March 31, 2024.

Total Liabilities. Total liabilities increased $9.1 million, or 3.3%, to $282.2 million at March 31, 2024, from $273.1 million at June 30, 2023. The increase was the result of increases in deposits of $2.2 million, or 0.8% and in FHLB borrowings of $6.7 million, or 181.1%.

Deposits. Deposits increased $2.2 million, or 0.8%, to $265.6 million at March 31, 2024, from $263.4 million at June 30, 2023. The increase was primarily due to increases of $16.3 million, or 14.7%, in certificates of deposit, offset by decreases in NOW and demand accounts of $1.9 million, or 3.1%, savings accounts of $8.1 million, or 12.6%, and money market accounts of $4.1 million, or 15.2%. The change in composition and the increase in certificates of deposit is a result of the Bank offering certificate promotions as customers seek accounts with higher interest rates.

Borrowings. Borrowings, consisting entirely of FHLBB advances, increased $6.7 million, or 181.1% to $10.4 million at March 31, 2024 from to $3.7 million at June 30, 2023. The increase was due to the implementation of a leverage strategy to increase liquidity and income.

Stockholders' Equity. Total stockholders' equity decreased $27,000 to $75.9 million at March 31, 2024. The decrease was primarily due to the net loss of $127,000 and the effect of the adoption of ASU 2016-13, net of taxes, of $223,000, offset by the change in unearned ESOP compensation of $77,000 and stock-based compensation of $269,000.

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

General. We recorded a net loss of $40,000 for the three months ended March 31, 2024, compared to net income of $355,000 for the three months ended March 31, 2023, a decrease of $395,000, or 111.3%. Net interest income decreased $516,000, or 23.9%, non-interest income increased $19,000, or 12.8%, non-interest expense increased by $7,000, or 0.4%, tax expense decreased $89,000 or 189.4%, and the provision for credit losses decreased $20,000.

Interest and Dividend Income. Interest and dividend income increased $316,000, or 11.7%, to $3.0 million for the three months ended March 31, 2024, from $2.7 million for the three months ended March 31, 2023. The increase was attributable to an increase of $77,000, or 4.5%, in interest on loans, an increase of $116,000, or 12.4%, in interest on securities and an increase of $123,000, or 232.1%, in interest on short-term investments. Interest income on loans increased due to an increase in the average yield of 27 basis points to 4.06% for the three months ended March 31, 2024, from 3.79% for the three months ended March 31, 2023, offset by the decrease in the average balance of $4.4 million, to $175.1 million at March 31, 2024, from $179.5 million at March 31, 2023. Interest income on securities increased due to an increase in the average yield on securities of 35 basis points to 2.89% for the three months ended March 31, 2024, from 2.54% for the three months ended March 31, 2023, offset by the decrease in the average balance of $1.5 million to $149.4 million at March 31, 2024, from $150.9 million at March 31, 2023 Interest income on short-term investments increased due to an increase in the average balance of $9.6 million to $14.9 million for the three months ended March 31, 2024, from $5.3 million for the three months ended March 31, 2023, and a 70 basis point increase in the average yield to 4.71% at March 31, 2024, from 4.01%

for the three months ended March 31, 2023.The increase in the average yield on interest-earning assets resulted from the higher interest rate environment.

Interest Expense. Interest expense increased $832,000, or 155.2%, to $1.4 million for the three months ended March 31, 2024, from $536,000 for the three months ended March 31, 2023. The increase was due to an increase in the average rate on certificates of deposit of 201 basis points to 3.85% for the three months ended March 31, 2024, from 1.84% for the three months ended March 31, 2023, due to the higher interest rate environment and, to a lesser extent, an increase in the average balance of certificates of deposit of $14.5 million to $121.1 million for the three months ended March 31, 2024, from $106.6 million for the three months ended March 31, 2023. Interest expense on FHLB advances increased due to an increase in the average balance of borrowings of $13.9 million with an average rate of 4.82% for the three months ended March 31, 2024, compared to an average balance in borrowings of $244,000, with an average rate of 4.92% for the three months ended March 31, 2023. The increase in interest expense was partially offset by decreases in the average balance of savings deposits of $10.5 million, or 15.4%, to $57.6 million and decreases in the average balance of money market deposits of $11.0 million, or 31.9%, to $23.4 million for the three months ended March 31, 2024, from $34.4 million for the three months ended March 31, 2023. The change in composition and the increase in certificates of deposits was a result of the Bank offering certificate promotions as customers seek accounts with higher interest rates.

Net Interest Income. Net interest income decreased $516,000, or 23.9%, to $1.6 million for the three months ended March 31, 2024, from $2.2 million for the three months ended March 31, 2023. The decrease was due to an increase in the average rate paid on interest-bearing liabilities of 133 basis points. The net interest rate spread decreased 99 basis points to 1.35% for the three months ended March 31, 2024, from 2.34% for the three months ended March 31, 2023. The net interest margin decreased 63 basis points to 1.96% for the three months ended March 31, 2024 compared to 2.59% for the three months ended March 31, 2023. The decrease in the net interest rate spread was a result of the increase in the average rate paid on interest-bearing liabilities exceeding the increase in the average yield earned on interest-bearing assets.

Provision for Credit Losses. A reversal of credit losses of $20,000 was recorded for the three months ended March 31, 2024, due to improvements in forecasted economic conditions. The $15,000 provision for credit losses for off-balance sheet exposures was primarily due to an increase of $1.2 million in unfunded commitments for the three months ended March 31, 2024. No provision for loan losses was recorded for the three months ended March 31, 2023. The reversal in 2024 and the absence of a provision in the prior period reflected continued strong asset quality. The allowance for credit losses for loans was $1.6 million, or 0.91% of total loans, at March 31, 2024, compared to $1.7 million, or 0.98% of total loans, at March 31, 2023. The allowance for credit losses was $1.7 million, or 0.98%, of total loans at June 30, 2023. At March 31, 2024, the Company had $1.4 million in residential one- to four-family loans rated substandard and individually evaluated due to the borrowers' inability to show sufficient rent receipts to support the debt coverage. These loans are current as the borrower continues to make timely payments. There were no loans categorized as special mention, doubtful or loss and no non-performing loans. At March 31, 2023 we had four loans totaling $1.4 million designated special mention. We had no loans categorized substandard, doubtful or loss and no non-performing loans. We had $1,000 in charge-offs related to overdrawn deposit accounts and no recoveries for the three months ended March 31, 2024 or 2023.

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2024	2023	Amount	Percent
Customer service fees	$41	$37	$4	10.8%
Income on bank-owned life insurance	67	64	3	4.7%
Other income	59	47	12	25.5%
Total non-interest income	$167	$148	$19	12.8%

Non-interest income increased $19,000, or 12.8%, to $167,000 for the three months ended March 31, 2024, from $148,000 for the three months ended March 31, 2023. The increase was primarily due to a $4,000 increase in customer service fees and a $12,000 increase in other income, primarily related to safe deposit box income.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2024	2023	Amount	Percent
Salaries and employee benefits	$1,117	$1,103	$14	1.3%
Occupancy and equipment	256	256	-
Advertising	32	38	(6)	(15.8%)
Data processing	97	84	13	15.5%
Deposit insurance	33	20	13	65.0%
Other	373	400	(27)	(6.8%)
Total non-interest expense	$1,908	$1,901	$7	0.4%

Non-interest expense increased $7,000, or 0.4%, to $1.9 million for the three months ended March 31, 2024. The increase was due to a $14,000 increase in salaries and employee benefit expense due to normal employee annual merit salary increases and stock-based compensation expenses, a $13,000 increase in data processing fees, and a $13,000 increase in FDIC deposit insurance, offset by a $27,000 decrease in other expenses primarily due to a decrease in forms and printing expense and legal expense.

Provision for Income Taxes. The Company recorded an income tax benefit of $42,000 for the three months ended March 31, 2024, compared to a provision for income taxes of $47,000 for the three months ended March 31, 2023 The decrease of $89,000 in the provision for income taxes for the three months ended March 31, 2024 was due to the decrease in income before income taxes.

Average Balance and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Tax-equivalent adjustments have been made for tax-advantaged municipal securities income. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $399,000 and $366,000 at March 31, 2024 and 2023, respectively.

	For the Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$175,072	$1,777	4.06%	$179,452	$1,700	3.79%
Securities(1)	149,442	1,078	2.89%	150,945	960	2.54%
Other	14,933	176	4.71%	5,287	53	4.01%
Total interest-earning assets	339,447	3,031	3.57%	335,684	2,713	3.23%
Non-interest-earning assets	17,082			17,207
Total assets	$356,529			$352,891
Interest-bearing liabilities:
Interest-bearing demand deposits	$30,261	$4	0.05%	$32,245	$4	0.05%
Savings deposits	57,619	14	0.10%	68,097	17	0.10%
Money market deposits	23,396	14	0.24%	34,377	22	0.26%
Certificates of deposit	121,108	1,165	3.85%	106,555	490	1.84%
Total interest-bearing deposits	232,384	1,197	2.06%	241,274	533	0.88%
FHLB advances	14,186	171	4.82%	244	3	4.92%
Total interest-bearing liabilities	246,570	1,368	2.22%	241,518	536	0.89%
Noninterest-bearing liabilities
Non-interest-bearing demand deposits	28,530			30,352
Other non-interest-bearing liabilities	5,650			5,554
Total liabilities	280,750			277,424
Stockholders' equity	75,779			75,467
Total liabilities and stockholders' equity	$356,529			$352,891
Net interest income - FTE		$1,663			$2,177
Net interest rate spread(2)			1.35%			2.34%
Net interest-earning assets(3)	$92,877			$94,166
Net interest margin - FTE(4)			1.96%			2.59%
Average interest-bearing assets to interest-bearing liabilities			137.67%			138.99%
(1)
Includes tax equivalent adjustments for municipal securities, based on a statutory rate of 21%, of $24,000 and $22,000 for the three months ended March 31, 2024 and 2023, respectively.
(2)
Net interest rate spread represents the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

A reconciliation of income presented on a GAAP basis as compared to a fully tax-equivalent basis is below:

	For the Three Months Ended
	March 31,	March 31,
	2024	2023
Securities interest income (no tax adjustment)	$1,054	$938
Tax-equivalent adjustment	24	22
Securities (tax-equivalent basis)	$1,078	$960
Net interest income (no tax adjustment)	1,639	2,155
Tax-equivalent adjustment	24	22
Net interest income (tax-equivalent adjustment)	$1,663	$2,177

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

	For the Three Months Ended
	March 31, 2024 vs. 2023
(In thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$(41)	$118	$77
Securities	(10)	128	118
Other	97	26	123
Total interest-earning assets	46	272	318
Interest-bearing liabilities:
Interest-bearing demand deposits	-	-	-
Savings deposits	(3)	-	(3)
Money market deposits	(7)	(1)	(8)
Certificates of deposit	67	608	675
Total deposits	57	607	664
FHLB advances	171	(3)	168
Total interest-bearing liabilities	228	604	832
Change in net interest income	$(182)	$(332)	$(514)

Comparison of Operating Results for the Nine Months Ended March 31, 2024 and 2023

General. We reported a net loss of $127,000 for the nine months ended March 31, 2024, compared to net income of $1.3 million for the nine months ended March 31, 2023, a decrease of $1.5 million, or 109.5%. The decrease in net income was primarily due to a decrease in net interest income of $1.8 million, or 25.9%, and a $197,000 increase in non-interest expenses, partially offset by a reversal of provision for credit losses of $290,000.

Interest and Dividend Income. Interest and dividend income increased $566,000, or 7.1%, to $8.5 million for the nine months ended March 31, 2024, from $8.0 million for the nine months ended March 31, 2023. The increase was attributable to an increase in the average yield on loans of 25 basis points to 3.98% for the nine months ended March 31, 2024, from 3.73% for the nine months ended March 31, 2023, an increase in the average yield on securities of 29 basis points to 2.76% for the nine months ended March 31, 2024, from 2.47% for the nine months ended March 31, 2023, and, to a lesser extent, an increase in the average yield on short-term investments of 166 basis points to 4.66% for the nine months ended March 31, 2024, from 3.00% for the nine months ended March 31, 2023. The increase in the average yield on interest-earning assets resulted from the higher interest rate environment. The increase in interest and dividend income was offset by a decrease in the average balance of loans of $1.9 million to $176.0 million for the nine months ended March 31, 2024, from $177.9 million for the nine months ended March 31, 2023, a decrease in the average balance of securities of $1.0 million to $149.3 million for the nine months ended March 31, 2024, from $150.3 million for the nine months ended March 31, 2023, and a decrease in the average balance of short-term investments of $5.7 million to $7.7 for the nine months ended March 31, 2024 from $13.4 million for the nine months ended March 31, 2023.

Interest Expense. Interest expense increased $2.3 million, or 209.4%, to $3.5 million for the nine months ended March 31, 2024, from $1.1 million for the nine months ended March 31, 2023. The increase was due to an increase in the average rate on certificates of deposit of 219 basis points to 3.47% for the nine months ended March 31, 2024, from 1.28% for the nine months ended March 31, 2023, and an increase in the average balance of certificates of deposit of $15.2 million to $116.1 million for the nine months ended March 31, 2024, from $100.9 million for the nine months ended March 31, 2023. The increase in the average balance of certificates of deposit was the result of the Bank offering certificate promotions and the customers desire to invest in higher yielding deposit accounts.

Net Interest Income. Net interest income decreased $1.8 million, or 25.9%, to $5.1 million for the nine months ended March 31, 2024, from $6.9 million for the nine months ended March 31, 2023. The decrease was due to an increase in the average yield on interest bearing liabilities of 132 basis points to 1.93% for the nine months ended March 31, 2024, from 0.61% for the nine months ended March 31, 2023. Our net interest rate spread decreased 102 basis points to 1.52% for the nine months ended March 31, 2024, from 2.54% for the nine months ended March 31, 2023. Our net interest margin decreased 64 basis points to 2.07% for the nine months ended March 31, 2024, compared to 2.71% for the nine months ended March 31, 2023.

Provision for Credit Losses. A reversal of $290,000 to the provision for credit losses was recorded for the nine months ended March 31, 2024. The $3,000 provision for credit losses for off-balance sheet exposures was primarily due to an increase of $372,000 in unfunded commitments for the nine months ended March 31, 2024. There was no provision for loan losses recorded for the nine months ended March 31, 2023. The recovery to the provision for credit losses in 2024 and the absence of a provision in the prior period reflected the improved economic environment, lower loan balances and continued strong asset quality. We had $1,000 in charge-offs related to overdrawn deposit accounts and no recoveries for the nine months ended March 31, 2024 or 2023.

Non-Interest Income. Non-interest income information is as follows:

	Nine Months Ended
	March 31,		Change
(Dollars in thousands)	2024	2023	Amount	Percent
Customer service fees	$118	$110	$8	7.3%
Income on bank-owned life insurance(1)	201	191	10	5.2%
Other income	180	199	(19)	(9.5%)
Total non-interest income	$499	$500	$(1)	(0.2%)

(1) Certain amounts in the prior period have been reclassified to conform to the current period presentation.

Non-interest income decreased $1,000, or 0.2%, to $499,000 for the nine months ended March 31, 2024, from $500,000 for the nine months ended March 31, 2023. The decrease was primarily due to a decrease of $19,000 in safe deposit box fees as we now recognize fees over the rental period, offset by increases in customer service fees of $8,000 and income on bank-owned life insurance of $10,000.

Non-Interest Expense. Non-interest expense information is as follows:

	Nine Months Ended
	March 31,		Change
(Dollars in thousands)	2024	2023	Amount	Percent
Salaries and employee benefits(1)	$3,528	$3,371	$157	4.7%
Occupancy and equipment	750	754	(4)	(0.5%)
Advertising	106	148	(42)	(28.4%)
Data processing	287	262	25	9.5%
Deposit insurance	99	63	36	57.1%
Other	1,163	1,138	25	2.2%
Total non-interest expense	$5,933	$5,736	$197	3.4%

(1) Certain amounts in the prior period have been reclassified to conform to the current period presentation.

Non-interest expense increased $197,000, or 3.4%, to $5.9 million for the nine months ended March 31, 2024, from $5.7 million for the nine months ended March 31, 2023. The increase was due to a $157,000 increase in salaries and employee benefit expense due to normal employee annual merit salary and benefit increases and stock-based compensation expenses, a $36,000 increase in deposit insurance, a $25,000 increase in data processing costs, and an increase of $25,000 in other expenses.

Provision for Income Taxes. The Company recorded a provision for income taxes of $67,000 for the nine months ended March 31, 2024, a $215,000, or 76.2%, decrease from income taxes of $282,000 for the nine months ended March 31, 2023. The decrease in the provision for income taxes for the nine months ended March 31, 2024 was due to the decrease in income before income taxes, partially offset by an increase in the deferred tax valuation allowance.

Average Balance and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Tax-equivalent adjustments have been made for tax-advantaged municipal securities income. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $399,000 and $366,000 at March 31, 2024 and 2023, respectively.

	For the Nine Months Ended March 31,
	2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$175,966	$5,257	3.98%	$177,898	$4,976	3.73%
Securities(1)	149,296	3,090	2.76%	150,318	2,782	2.47%
Other	7,733	270	4.66%	13,445	303	3.00%
Total interest-earning assets	332,995	8,617	3.45%	341,661	8,061	3.15%
Non-interest-earning assets	16,765			16,401
Total assets	$349,760			$358,062
Interest-bearing liabilities:
Interest-bearing demand deposits	$29,972	$11	0.05%	$32,982	$12	0.05%
Savings deposits	59,693	45	0.10%	72,112	54	0.10%
Money market deposits	24,611	47	0.25%	39,956	80	0.27%
Certificates of deposit	116,087	3,021	3.47%	100,875	969	1.28%
Total interest-bearing deposits	230,363	3,124	1.81%	245,925	1,115	0.60%
FHLB advances	8,673	335	5.15%	80	3	5.00%
Total interest-bearing liabilities	239,036	3,459	1.93%	246,005	1,118	0.61%
Noninterest-bearing liabilities
Non-interest-bearing demand deposits	29,244			31,928
Other non-interest-bearing liabilities	5,683			5,044
Total liabilities	273,963			282,977
Stockholders' equity	75,797			75,085
Total liabilities and stockholders' equity	$349,760			$358,062
Net interest income - FTE		$5,158			$6,943
Net interest rate spread(2)			1.52%			2.54%
Net interest-earning assets(3)	$93,959			$95,656
Net interest margin - FTE(4)			2.07%			2.71%
Average interest-bearing assets to interest-bearing liabilities			139.31%			138.88%

(1)
Includes tax equivalent adjustments for municipal securities, based on a statutory rate of 21%, of $74,000 and $84,000 for the nine months ended March 31, 2024 and 2023, respectively.
(2)
Net interest rate spread represents the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

A reconciliation of income presented on a GAAP basis as compared to a fully tax-equivalent basis is presented below:

	For the Nine Months Ended
	March 31,	March 31,
	2024	2023
Securities interest income (no tax adjustment)	$3,016	$2,698
Tax-equivalent adjustment	74	84
Securities (tax-equivalent basis)	$3,090	$2,782
Net interest income (no tax adjustment)	5,084	6,859
Tax-equivalent adjustment	74	84
Net interest income (tax-equivalent adjustment)	$5,158	$6,943

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

	For the Nine Months Ended
	March 31, 2024 vs. 2023
(In thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$(54)	$335	$281
Securities	(19)	327	308
Other	(129)	96	(33)
Total interest-earning assets	(202)	758	556
Interest-bearing liabilities:
Interest-bearing demand deposits	(1)	-	(1)
Savings deposits	(9)	-	(9)
Money market deposits	(31)	(2)	(33)
Certificates of deposit	146	1,906	2,052
Total deposits	105	1,904	2,009
FHLB advances	322	10	332
Total interest-bearing liabilities	427	1,914	2,341
Change in net interest income	$(629)	$(1,156)	$(1,785)

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

As part of our ongoing asset-liability management, we use the following strategies to manage our interest rate risk:

•
market our non-interest-bearing demand, money market, savings, demand accounts and certificates of deposit;
•
diversify our loan mix;
•
invest in short- to medium-term repricing and/or maturing securities whenever the market allows;
•
engage in Asset/Liability leverage strategies when appropriate; in which we use additional borrowings to add assets to increase profitability and liquidity; and
•
maintain a strong capital position.

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model, the results of which are provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning March 31, 2024 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income.

Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast (In thousands)	Year 1 Change from Level
+400	$5,474	(22.2%)
+300	5,856	(16.8%)
+200	6,236	(11.4%)
+100	6,628	(5.8%)
Level	7,036	-
-100	7,141	1.5%
-200	7,137	1.4%
-300	7,126	1.3%
-400	7,036	0.0%
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

The table below sets forth, as of March 31, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

As of March 31, 2024
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets(3)
Change in Interest Rates (basis points)(1)	Estimated EVE(2) (In thousands)	Amount (In thousands)	Percent	EVE Ratio(4)	Decrease (basis points)
+400	$31,396	$(20,219)	(39.2%)	11.0%	(490)
+300	36,100	(15,515)	(30.1%)	12.2%	(370)
+200	41,068	(10,547)	(20.4%)	13.5%	(240)
+100	46,336	(5,279)	(10.2%)	14.7%	(120)
Level	51,615	-	-	15.9%	-
-100	55,925	4,310	8.4%	16.6%	70
-200	59,689	8,074	15.6%	17.2%	130
-300	62,782	11,167	21.6%	17.6%	170
-400	64,238	12,623	24.5%	17.5%	160

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts of Colonial Federal Savings Bank, which had a book value of $63.4 million at March 31, 2024.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2024, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 20.4% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 15.6% increase in EVE.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities and borrowings from the FHLBB and the Federal Reserve Bank of Boston. At March 31, 2024, we had $10.4 million of outstanding advances from the FHLBB. At March 31, 2024, we had the ability to borrow an additional $49.8 million in FHLBB advances. Additionally, at March 31, 2024, we had $2.4 million and $17.9 million under available lines of credit with the FHLBB and Federal Reserve Bank of Boston, respectively, none of which was drawn at March 31, 2024.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $96,000 and $1.4 million for the nine months ended March 31, 2024 and 2023, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on securities, was $5.8 million and $(10.7) million for the nine months ended March 31, 2024 and 2023, respectively. Net cash provided by (used in) financing activities was $8.9 million and $(17.1) million for the nine months ended March 31, 2024 and 2023, respectively. Changes in net cash related to financing activities were primarily related to changes in deposit balances and FHLBB advances for the nine months ended March 31, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits as supplemented by the use of FHLBB advances as needed.

Capital Resources. At March 31, 2024 and June 30, 2023, the Bank exceeded all of its regulatory capital requirements. See Note 8 of the unaudited consolidated financial statements of this quarterly report.

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

At March 31, 2024, we had $3.9 million of unadvanced funds under home equity lines of credit and $2.0 million of unadvanced funds under commercial and other lines of credit. See Note 9 in the Notes to the unaudited consolidated financial statements for further information.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Treasurer and Chief Operating Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2024, the Company’s Chief Executive Officer and Treasurer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2024, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 5, 2024, the Company announced it had adopted a plan to repurchase up to 152,287 shares of its common stock, which was approximately 5% of its then outstanding common stock (excluding shares held by 15 Beach, MHC). The program does not have a scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers. During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

101

The following materials for the three months ended March 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFSB BANCORP, INC.

Date: May 10, 2024	By:	/s/ Michael E. McFarland
Michael E. McFarland
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Susan Shea
Susan Shea
Treasurer and Chief Operating Officer
(Principal Financial and Accounting Officer)