Form 10-K
period 2024-06-30
CFSB Bancorp, Inc. /MA/
filed 2024-09-18
CIK 1879103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price at the end of the most recently completed second quarter was $17.4 million.

As of September 18, 2024, the registrant had 6,621,152 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2024 annual meeting of stockholders, to be filed within 120 days of June 30, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not assume any obligation to update any forward-looking statements after the date of this report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
general economic conditions, either nationally or in our market areas, that are worse than expected;
•
changes in the amount of loan or trend in delinquencies and write-offs and changes in the estimates of or the methodology to calculate the adequacy of the allowance for credit losses;
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
•
changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements, insurance premiums and changes in the monetary policies of the U. S. Treasury and the Board of Governors of the Federal Reserve System;
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

Item 1. Business.

CFSB Bancorp, Inc.

CFSB Bancorp, Inc. (“CFSB Bancorp” or the “Company”) is a federal corporation that was formed in January 2022 to become the savings and loan holding company of Colonial Federal Savings Bank (the “Bank”) as part of the mutual holding company reorganization of the Bank. Since its incorporation, other than holding the common stock of the Bank, retaining approximately 50% of the net cash proceeds of the stock offering and making a loan to the employee stock ownership plan (the "ESOP") of the Bank, CFSB Bancorp has not engaged in any other business activities.

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

CFSB Bancorp’s cash flows will depend on earnings from the investment of the net offering proceeds and from any dividends it receives from the Bank. The Bank is subject to regulatory limitations on the amount of dividends that it may pay. Initially, CFSB Bancorp will not own or lease any property, but instead will pay the Bank for the use of its premises, furniture, and equipment. We intend to employ as officers of CFSB Bancorp only persons who are officers of the Bank. However, we will use the support staff of the Bank from time to time. We will pay the Bank for the time the Bank employees devote to CFSB Bancorp; however, these individuals will not be separately compensated by CFSB Bancorp. CFSB Bancorp may hire additional employees, as appropriate, to the extent it expands its business in the future.

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

Colonial Federal Savings Bank

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans and, to a lesser extent, multi-family real estate loans, commercial real estate loans, second mortgage loans, home equity lines of credit and consumer loans. Subject to market conditions, we will continue our focus on growing our balance sheet and improving profitability by continuing to originate one- to four-family residential mortgage loans and emphasizing the origination of multi-family and commercial real estate loans.

At June 30, 2024, we had total assets of $363.4 million, total deposits of $270.8 million and total equity of $76.1 million. We had net income of $33,000 for the year ended June 30, 2024, compared to net income of $1.4 million for the year ended June 30, 2023.

Corporate Information

Our principal executive offices are located at 15 Beach Street Quincy, Massachusetts, 02170, and our telephone number is (617) 471-0750. Our website address is www.colonialfed.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into this Form 10-K.

Available Information

We file annual, quarterly, and current reports, proxy statements and other documents with the SEC under the Exchange Act. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. Copies of each of our filings with the SEC can also be viewed and downloaded free of charge at our website, www.colonialfed.com, after the reports and amendments are electronically filed with or furnished to the SEC.

Market Area

We conduct our operations from our three full-service banking offices and one limited-service banking office located in Norfolk County, Massachusetts. We consider our primary lending market area to be Norfolk and Plymouth Counties, Massachusetts, however, we occasionally make loans secured by properties located outside of our primary lending market.

Norfolk County is located directly south of Boston, Massachusetts. The county includes 28 communities, all of which are residential suburbs of Boston. Norfolk County is the wealthiest county in the Commonwealth of Massachusetts and is characterized by a high concentration of white-collar professionals who work in the Boston Metropolitan Statistical Area. According to the United States Census Bureau, the total population of Norfolk County was 727,473 as of July 1, 2023, the most recent date for which data is available.

According to the United States Census Bureau from 2018 through 2022:

•
The median household income in Norfolk County was $120,621 compared to a median household income for Massachusetts of $96,505 and $75,149 for the United States;
•
The median home value was $612,100, compared to $483,900 for Massachusetts and $281,900 for the United States;
•
Approximately 56.3% of the population of Norfolk County held a bachelor’s degree or higher, compared to 45.9% for Massachusetts and 34.3% for the United States; and
•
Approximately 6.5% of the population of Norfolk County had incomes below the poverty level, compared to 10.4% for Massachusetts and 11.5% for the United States.

Additionally, according to the U.S. Bureau of Labor Statistics, the unemployment rate at June 30, 2024 was 3.8% for Norfolk County, compared to 3.2% for Massachusetts and 4.1% for the United States.

Competition

We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money centers and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds, and insurance companies.

As of June 30, 2023 (the latest date for which information is available), our market share was 0.78% of total deposits in Norfolk County, Massachusetts, making us the 22nd largest out of 39 banks operating in Norfolk County.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. At June 30, 2024 and 2023, we had no loans held for sale.

	At June 30,
	2024		2023
(In thousands)	Amount	Percent	Amount	Percent
Mortgage loans on real estate:
Residential:
1-4 family	$138,005	80.06%	$140,109	78.71%
Multifamily	12,066	7.00	12,638	7.10
Second mortgages and home equity lines of credit	3,372	1.96	2,699	1.52
Commercial	16,833	9.77	20,323	11.42
Total mortgage loans on real estate	170,276	98.79	175,769	98.75
Consumer loans:
Consumer	65	0.04	49	0.03
Home improvement	2,037	1.17	2,191	1.22
Total other loans	2,102	1.21	2,240	1.25
Total loans	172,378	100.00%	178,009	100.00%
Less:
Allowance for credit losses	(1,553)		(1,747)
Net deferred loan fees	(387)		(351)
Loans, net	$170,438		$175,911

The Company adopted ASU 2016-13 on July 1, 2023 with a modified retrospective approach. Accordingly, at June 30, 2024, the allowance for credit losses was determined in accordance with Accounting Standards Codification ("ASC") 326, “Financial Instruments - Credit Losses.”

Contractual Maturities. The following tables set forth the contractual maturities of our loan portfolio at June 30, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	June 30, 2024
	Amounts Due in:
(In thousands)	One Year or Less	More than One to Five Years	More than Five to Fifteen Years	More than Fifteen Years	Total
Mortgage loans on real estate:
Residential:
1-4 family	$35	$2,600	$27,003	$108,367	$138,005
Multifamily	-	-	1,149	10,917	12,066
Second mortgages and home equity lines of credit	-	71	2,705	596	3,372
Commercial	275	84	2,856	13,618	16,833
Total mortgage loans on real estate	310	2,755	33,713	133,498	170,276
Consumer loans:
Consumer	5	27	-	33	65
Home improvement	29	1,092	916	-	2,037
Total other loans	34	1,119	916	33	2,102
Total loans	$344	$3,874	$34,629	$133,531	$172,378

Fixed Versus Adjustable-Rate Loans. The following table sets forth our fixed-rate and adjustable-rate loans at June 30, 2024 that are contractually due after June 30, 2025:

	Balance at June 30, 2024
(Dollars in thousands)	Fixed	Adjustable	Total
Mortgage loans on real estate:
Residential:
1-4 family	$127,823	$10,147	$137,970
Multifamily	1,802	10,264	12,066
Second mortgages and home equity lines of credit	2,550	822	3,372
Commercial	1,310	15,248	16,558
Total mortgage loans on real estate	133,485	36,481	169,966
Consumer loans:
Consumer	27	33	60
Home Improvement	2,008	-	2,008
Total other loans	2,035	33	2,068
Total loans	$135,520	$36,514	$172,034

One- to Four-Family Residential Real Estate Lending. Our primary lending activity is the origination of one- to four-family, owner-occupied, residential mortgage loans, virtually all of which are secured by properties located in our market area. At June 30, 2024, one- to four-family residential real estate loans totaled $138.0 million, or 80.1% of our total loan portfolio. The average principal loan balance of our one- to four-family residential real estate loans was $243,000 at June 30, 2024.

We currently offer one- to four-family residential real estate loans with terms of up to 30 years. The one- to four-family residential real estate loans that we originate are generally underwritten to Fannie Mae and Freddie Mac guidelines. We currently retain in our portfolio all of the one- to four-family residential real estate loans we originate. We primarily originate fixed-rate one- to four-family residential real estate loans, but, on a much more limited basis, also originate adjustable-rate loans. At June 30, 2024, $127.9 million, or 92.7%, of our one- to four- family residential real estate loans had fixed rates of interest, and $10.1 million, or 7.3%, of our one- to four-family residential real estate loans, had adjustable rates of interest. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. We generally limit the loan-to-value ratios of our mortgage loans to 80% of the sales price or appraised value, whichever is lower.

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

At June 30, 2024, $18.3 million, or 10.6%, of the one- to four-family residential real estate loan portfolio, was secured by non-owner-occupied properties. We generally originate these loans to individuals to whom we have had a previous borrowing relationship. Generally, we require personal guarantees on these properties if the loan is made to an entity other than individual borrowers. We will not make loans in excess of 80% loan-to-value on non-owner- occupied properties.

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

When underwriting residential real estate loans, we review and verify each loan applicant’s employment, income, and credit history and, if applicable, our experience with the borrower. Our policy is to obtain credit reports on all borrowers and guarantors. We also obtain tax returns and financial statements for non-owner-occupied loans. All properties securing residential real estate loans are appraised by independent appraisers.

Multi-Family and Commercial Real Estate Lending. At June 30, 2024, multi-family real estate loans totaled $12.1 million, or 7.0% of our loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five or more rental units within our market area. At June 30, 2024, commercial real estate loans totaled $16.8 million, or 9.8% of our portfolio. Our commercial real estate loans are generally secured by office buildings, small retail facilities, mixed-use facilities, and warehouses within our market area. We currently offer multi-family and commercial real estate loans with terms of up to 30 years. We currently retain in our portfolio all of the multi-family and commercial real estate loans we originate.

We primarily originate adjustable-rate multi-family and commercial real estate loans, but we do, on a much more limited basis, originate fixed-rate loans. At June 30, 2024, $10.3 million, or 85.1%, of multi-family real estate loans had adjustable rates of interest, and $1.8 million, or 14.9%, of our multi-family real estate loans, had fixed rates of interest. At June 30, 2024, $15.2 million, or 92.1%, of our commercial real estate loans had adjustable rates of interest, and $1.3 million, or 7.9%, of our commercial real estate loans, had fixed rates of interest. Interest rates on our adjustable-rate multi-family and commercial real estate loans are generally fixed for the first five years and adjust annually thereafter based on the one-year U.S. Treasury constant maturity rate, plus a margin.

At June 30, 2024, the average loan size of our outstanding multi-family real estate loans was $575,000, and our largest multi-family residential real estate loan had an outstanding balance of $1.8 million and is secured by an apartment building located in our primary market area. At June 30, 2024, this loan was performing according to its original terms. At June 30, 2024, the average loan size of our outstanding commercial real estate loans was $601,000, and our largest commercial real estate loan had an outstanding balance of $5.0 million and is secured by three properties related to an ambulance dispatching and maintenance center located in our primary market area. At June 30, 2024, this loan was performing according to its original terms.

We consider a number of factors in originating multi-family and commercial real estate loans. We evaluate the qualifications, income level, and financial condition of the borrower, including project-level and global cash flows, credit history, management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar properties, and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property, and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service ratio of at least 1.20x. Multi-family and commercial real estate loans have loan-to-value ratios of up to 80% of the appraised value of the property securing the loans. When underwriting multi-family and commercial real estate loans, we review and verify each loan applicant’s employment, income and credit history. Our policy is to obtain credit reports, financial statements, and tax returns on all borrowers and guarantors. Generally, all properties securing real estate loans are appraised by independent appraisers. Generally, we require personal guaranties from the principals on the loans.

Multi-family and commercial real estate loans entail greater credit risks compared to one- to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions affect the value of the collateral for the loan or the future cash flows of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties. If we foreclose on a multi-family or commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs, and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on multi-family and commercial real estate loans can be both unpredictable and substantial.

Second Mortgage Loans and Home Equity Lines of Credit. At June 30, 2024, second mortgage loans and home equity lines of credit totaled $3.4 million, or 2.0% of our loan portfolio. Second mortgage loans and home equity lines of credit are multi-purpose loans used to finance various home or personal needs for which a one- to four-family primary or secondary residence serves as collateral. We generally originate home equity lines of credit on owner-occupied properties with adjustable rates of interest based on the prime interest rate published in The Wall Street Journal, plus a margin. We generally originate home equity lines of credit with a maximum loan-to-value ratio of 80% (including the value of the underlying mortgage loan) and with terms of up to 20 years. We originate second mortgage loans on owner-occupied properties with fixed rates of interest. We generally originate these loans with a maximum loan-to-value ratio of 80% (including the value of the underlying mortgage loan) and with terms of up to 15 years.

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

Consumer Lending. We offer a variety of consumer loans to individuals, including home improvement loans, and new and used automobile loans. At June 30, 2024, our consumer loan portfolio totaled $2.1 million, or 1.2% of our total loan portfolio, $2.0 million of which were home improvement loans. Home improvement loans are unsecured fixed-rate loans that must be used to improve a one- to four-family residential real estate property with a maximum amount of $25,000 and a term of five years. Automobile loans are made with a term of five years for vehicles that are two years old or less and up to four years for vehicles that are more than two years old. These loans may be originated with loan-to-value ratios of up to 90% of the value of the vehicle.

Consumer loans generally entail greater risk than one- to four-family residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value. As a result, consumer loan collections are primarily dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining value often does not warrant further substantial collection efforts against the borrower.

Originations, Sales, Participations and Purchases of Loans

Most of our loan originations are generated by our loan personnel and from referrals from existing customers, real estate brokers, accountants, and other professionals. All loans we originate are underwritten pursuant to our policies and procedures. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand, market conditions, the interest rate environment and pricing levels established by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of loan originations is influenced significantly by market interest rates, borrower demand and competition and, accordingly, the volume of our loan originations can vary from period to period. We do not sell any of the loans we originate.

From time to time, we may purchase loan participations in which we are not the lead lender. From time to time, we may also purchase whole loans. In both of these situations, we follow our customary loan underwriting and approval policies. At June 30, 2024, the outstanding balances of our loan participations where we are not the lead lender totaled $1.2 million, or 0.7%, of our loan portfolio, and consisted of four borrower relationships secured by multi-family and commercial real estate located in Connecticut. All such loans were performing in accordance with their original terms. We did not purchase any whole loans during the years ended June 30, 2024 and 2023. We also did not participate out portions of loans during the years ended June 30, 2024 or 2023.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At June 30, 2024, based on the 15% limitation, the Bank’s loans-to-one-borrower limit was approximately $9.8 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. At June 30, 2024, our largest loan relationship with one borrower was for $7.3 million and consisted of two loans secured by mixed-use real estate. These loans were performing in accordance with their original terms on that date.

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

The board of directors has granted loan approval authority to a Loan Committee that is comprised of our President and Chief Executive Officer, Treasurer and Chief Operating Officer, Vice President of Retail Lending, Vice President of Financial Markets and Assistant Vice President of Operations. The Loan Committee can approve individual loans up to prescribed limits, depending on the type of loan as follows:

•
For all real estate loans, the approval of two Loan Committee members is required for loans up to $400,000 and the approval of three Loan Committee members (one of which must be our President and Chief Executive Officer) is required for loans between $400,000 and $750,000. Real estate loans greater than $750,000 require the approval of three Loan Committee members (one of which must be our President and Chief Executive Officer) and the board of directors.
•
For consumer loans, the approval of two Loan Committee members is required for loans up to $50,000 and the approval of three Loan Committee members is required for consumer loans greater than $50,000.

Loans that involve policy exceptions also must be approved by the Loan Committee and ratified by the board of directors.

Delinquencies and Non-Performing Assets

Delinquency Procedures. A late notice is sent to a borrower between the 16th and 18th day after a loan is past due. When the loan is 30 days past due, we mail the borrower a letter reminding the borrower of the delinquency and attempt to contact the borrower personally to determine the reason for the delinquency. If necessary, at 45 days past due, additional contact will be made with the borrower, which usually includes an in-person meeting, and the account will be monitored on a regular basis thereafter. The collateral will be inspected between the 30th and 90th day of delinquency. When the loan reaches the 60th day of delinquency, we will send the borrower a letter informing the borrower of their rights and our intent to proceed with further collection efforts, including foreclosure, if the loan default is not cured within 90 days. At the end of the 90-day cure period, a decision will be made whether to begin foreclosure proceedings. Loans are charged off when we believe that the recovery of principal is improbable. A summary report of all loans 30 days or more past due is provided to the board of directors each month.

Modifications made to Borrowers Experiencing Financial Difficulties ("BEFD"). A loan is classified as a modification to borrowers experiencing financial difficulties if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on modified loans is accrued after the borrower demonstrates the ability to pay under the modified terms through a sustained period of repayment performance, which is generally six consecutive months. We had no loans classified as BEFD at June 30, 2024 or troubled debt restructured at June 30, 2023.

The CARES Act, in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans, protected borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provided financial institutions the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The Federal banking regulatory agencies also issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board and provisions of the CARES Act, allows modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments on December 31, 2019, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. We worked with our customers affected by COVID-19 and accommodated 26 loan modifications totaling $9.5 million, none of which remained on modified payment status at June 30, 2024.

Delinquent Loans. There were no loans past due more than 30 days at June 30, 2024 or 2023.

Loans Past Due and Non-performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is non-performing or requires individual evaluation when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. For an individually evaluated loan, the measurement of the loan in the allowance for credit losses is based on the present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and is in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

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

We had no non-performing loans at June 30, 2024 or 2023.

Real Estate Owned. When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal, or evaluation when acceptable, to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses, or, if the existing allowance is inadequate, charged to expense, in either case during the applicable period of such determination. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had no real estate owned at June 30, 2024 or 2023.

Non-Performing Assets. There were no non-performing assets at June 30, 2024 or 2023.

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

In accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or if the loan possesses weaknesses although currently performing. If a loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on non-accrual status and classified “substandard.” Management reviews the status of each individually evaluated loan on our watch list on a quarterly basis.

On the basis of this review of our assets, our classified and special mention loans at the dates indicated were as follows:

	At June 30,
(In thousands)	2024	2023
Substandard	$1,390	$-
Doubtful	-	-
Loss	-	-
Total classified loans	$1,390	$-
Special mention loans	$-	$1,431

The $1.4 million of substandard loans at June 30, 2024 are the $1.4 million of special mention loans at June 30, 2023, which consisted of four residential real estate loans to one borrower, reclassified at June 30, 2024 due to the borrowers continued inability to show that property operations are sufficient to cover annual debt service.

Allowance for Credit Losses

Allowance for credit losses on loans

The allowance for credit losses (“ACL”) is an estimate of current expected losses within the Company's loan portfolio. The ACL, as reported on our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by loan charge-offs, net of recoveries. Accrued interest receivable on loans was $520,000 at June 30, 2024 and $506,000 at June 30, 2023, and is excluded from the estimate of credit losses.

The loan loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments, which are disaggregated by call code. For each of these pools, the Company collects historical loss data, dating back to March 2008, from a selection of peer banks and applies the annual historical loss rate over the estimated remaining average life of the loan portfolio segment. The use of peer banks' historical loss rates is due to the lack of loss history experienced by the Bank. The average remaining life of a loan portfolio segment is adjusted for estimated prepayment and curtailment expectations. The modeling for estimated prepayment speeds and curtailment rates is based on a combination of internal and market estimates. The quantitative component of the ACL on loans is model-based and utilizes a forward-looking macroeconomic forecast. The Company uses a Weighted Average Remaining Maturity (“WARM”) method, incorporating historical loss data based on statistically derived economic variable loss drivers, to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, and considers historical experience, current conditions, and future expectations for segments of loans over a reasonable and supportable forecast period. The historical information is collected from a selection of peer banks and is derived from a combination of recessionary and non-recessionary performance periods for which data is available.

Allowance for credit losses on off-balance sheet credit exposures, including unfunded loan commitments

The Company maintains a separate allowance for credit losses for off-balance sheet credit exposures, including unfunded loan commitments, which is included in accrued expenses and other liabilities on the balance sheet. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancelable by the Company and applying the loss factors used in the ACL methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan type. No estimate for credit losses is reported for off-balance sheet exposures that are unconditionally cancelable by the Company, such as undrawn amounts under such arrangements that may be drawn prior to the cancellation of the agreement. The allowance for credit losses on off-balance sheet credit exposures is adjusted as credit loss expense. Categories of off-balance sheet credit exposures correspond to the loan portfolio segment used for the allowance for credit losses on loans. Management evaluates the need for a reserve on unfunded loan commitments in a manner consistent with loans.

We will continue to monitor and modify our allowance for credit losses as conditions dictate. No assurances can be given that the level of allowance for credit losses will cover all of the inherent losses on the loans or that future adjustments to the allowance for credit losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for credit losses.

As an integral part of their examination process, the OCC periodically reviews our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Allowance for Credit Losses. The following table sets forth activity in our allowance for credit losses for the years indicated.

	At or For the Year Ended June 30,
	2024	2023
Allowance for credit losses	$1,553	$1,747
Total loans outstanding	172,378	178,009
Allowance for credit losses to total loans outstanding	0.90%	0.98%

Non-accrual loans	$-	$-
Total loans outstanding	172,378	178,009
Non-accrual loans to total loans outstanding	$-	$-

Allowance for credit losses	$1,553	$1,747
Non-accrual loans	$-	$-
Allowance for credit losses to non-accrual loans	-%	-%

Net charge-offs (recovery) during the period to daily average outstanding loans outstanding

Residential one-to four- family
Net charge-off (recovery) during period	$-	$-
Average amount outstanding	$137,593	$141,097
Annualized net charge-off ratio	-%	-%

Multifamily
Net charge-off (recovery) during period	$-	$-
Average amount outstanding	$12,463	$13,026
Annualized net charge-off ratio	-%	-%

Second mortgages and home equity lines of credit
Net charge-off (recovery) during period	$-	$-
Average amount outstanding	$3,255	$2,667
Annualized net charge-off ratio	-%	-%

Construction
Net charge-off (recovery) during period	$-	$-
Average amount outstanding	$-	$535
Annualized net charge-off ratio	-%	-%

Commercial real estate
Net charge-off (recovery) during period	$-	$-
Average amount outstanding	$19,500	$18,460
Annualized net charge-off ratio	-%	-%

Consumer
Net charge-off (recovery) during period	$3	$-
Average amount outstanding	$69	$65
Annualized net charge-off ratio	4.35%	-%

Home improvement
Net charge-off (recovery) during period	$-	$-
Average amount outstanding	$2,148	$2,193
Annualized net charge-off ratio	-%	-%

Total loans
Net charge-off (recovery) during period	$3	$-
Average amount outstanding	$175,028	$178,043
Annualized net charge-off ratio	-%	-%

Allocation of Allowance for Credit Losses. The following table sets forth the allowance for credit losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2024			2023
(In thousands)	Allowance for Credit Losses	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans	Allowance for Loan Losses	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans
Mortgage loans on real estate:
Residential:
1-4 family	$1,043	67.17%	80.06%	$974	55.75%	78.71%
Multifamily	191	12.30	7.00	190	10.88	7.10
Second mortgages and home equity lines of credit	18	1.16	1.96	29	1.66	1.52
Commercial	240	15.45	9.77	346	19.81	11.42
Total real estate	1,492	96.08	98.79	1,539	88.10	98.75%
Consumer loans:
Consumer	1	0.06	0.04	-	-	0.03
Home improvement	60	3.86	1.17	64	3.66	1.22
Total consumer	61	3.92	1.21	64	3.66	1.25
Total allocated allowance	1,553	100.00	100.00	1,603	91.76	100.00%
Unallocated	-	-		144	8.24
Total	$1,553	100.00%		$1,747	100.00%

Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Investment Activities

General. The board of directors is responsible for approving and overseeing the investment policy, which is reviewed at least annually by the board. The objectives of our investment policy are to: (1) provide liquidity necessary to meet short- and long-term business needs in accordance with our liquidity policy; (2) maintain a balance of high-quality, diversified investments to minimize risk; (3) provide collateral for pledging requirements; (4) generate a reasonable rate of return within the context of our liquidity and credit risk objectives; (5) help mitigate interest rate risk and (6) take advantage of allowable tax benefits. The board has delegated to our President and Chief Executive Officer the primary responsibility for oversight and implementation of daily investment activities. The President and Chief Executive Officer has appointed Treasurer and Chief Operating Officer and Vice President of Financial Markets as investment officers to assist in overseeing our investing activities and strategies. Investment officers may purchase or sell on our behalf up to $2.0 million of individual securities and up to $10.0 million in the aggregate per calendar month. Amounts that exceed those thresholds require the approval of the board of directors. The board of directors reviews the activities of the investment officers at each of its meetings.

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

As of June 30, 2024, HTM securities are carried at amortized cost and AFS securities are carried at fair value. On July 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and HTM debt securities. The Company measures expected credit losses on HTM debt securities on a collective basis by security type and risk rating where available. Any expected credit losses on HTM securities would be presented as an allowance for credit loss.

In addition, ASC 326 made changes to the accounting for AFS debt securities. The Company measures expected credit losses on AFS debt securities based upon the gain or loss position of the security. If the Company does not expect to recover the entire amortized cost basis of an AFS debt security, an allowance for credit losses would be recorded, with a related charge to earnings, limited by the amount of the fair value of the security less its amortized cost. If the Company intends to sell the AFS debt security or it is more likely than not that the Company will be required to sell the AFS debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

At June 30, 2024, our investment portfolio totaled $147.1 million, which consisted of debt obligations, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored enterprises as well as corporate and municipal bonds. At such date, $147.0 million was designated as held to maturity and $113,000 was designated as available for sale. At June 30, 2024, we did not hold any trading securities. At June 30, 2024, the allowance for credit losses - investments was $149,000. At June 30, 2024, we also owned $704,000 of Federal Home Loan Bank of Boston stock. As a member of the Federal Home Loan Bank of Boston, we are required to purchase stock in the Federal Home Loan Bank of Boston, which is carried at cost and classified as a restricted investment.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At June 30,
	2024		2023
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities-residential	$114	$113	$147	$142
Collateralized mortgage obligations	-	-	4	4
Total securities available for sale	$114	$113	$151	$146

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$998	$979	$996	$962
Mortgage-backed securities-residential	46,556	43,806	46,619	43,119
Mortgage-backed securities-commercial	4,462	4,470	-	-
Collateralized mortgage obligations	2,975	2,984	1	1
Municipal bonds	41,171	34,822	43,865	37,445
Corporate bonds	50,981	46,359	56,421	50,746
Total securities held to maturity	$147,143	$133,420	$147,902	$132,273

The following table sets forth the weighted average yield for each range of contractual maturities of available for sale securities and held to maturity securities portfolios at June 30, 2024. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields in the table below have been calculated based on the amortized cost of the security. Yields on tax-exempt obligations have not been computed on a tax-exempt basis.

	June 30, 2024
	Within 1 Year		After 1 Year Through 5 Years		After 5 Years Through 10 Years		Over 10 Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities-residential	$1	4.00%	$8	5.00%	$93	5.97%	$12	4.58%	$114	5.75%
Total securities available for sale	$1	4.00%	$8	5.00%	$93	5.97%	$12	4.58%	$114	5.75%

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$998	3.11%	$-	-	$-	-	$-	-	$998	3.11%
Mortgage-backed securities-residential	-	-	3,255	2.56%	17,201	2.20%	26,100	3.97%	46,556	3.22%
Mortgage-backed securities-commercial	-	-	1,006	5.97%	3,456	6.03%	-	-	4,462	6.02%
Collateralized mortgage obligations	-	-	-	-	2,975	6.12%	-	-	2,975	6.12%
Municipal bonds	3,320	2.66%	7,144	3.87%	13,510	2.53%	17,197	2.06%	41,171	2.58%
Corporate bonds	1,247	3.37%	38,095	2.76%	9,946	2.51%	1,693	2.47%	50,981	2.72%
Total securities held to maturity	$5,565	2.90%	$49,500	2.97%	$47,088	2.89%	$44,990	3.18%	$147,143	3.01%

For additional information regarding our investment securities portfolio, see Note 3 to the notes to our consolidated financial statements.

Sources of Funds

General. Deposits are our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Boston advances, to supplement cash flow needs, lengthen or shorten the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, loan prepayments, maturities, prepayments, and calls of securities, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market accounts, savings accounts, and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At June 30, 2024, our core deposits, which are deposits other than certificates of deposit, were $138.5 million, representing 51.1% of total deposits. As part of our business strategy, we intend to increase our core deposits.

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

The following table sets forth the distribution of total average deposits by account type at the dates indicated.

	For the Years Ended June 30,
	2024			2023
(In thousands)	Amount	Percent	Average Rate	Amount	Percent	Average Rate
Non-interest bearing NOW and demand	$29,380	11.25%	-%	$31,170	11.36%	-%
Interest bearing NOW and demand	29,845	11.43	0.05	32,252	11.76	0.05
Regular and other	58,569	22.42	0.10	70,338	25.64	0.10
Money market deposits	24,044	9.20	0.24	37,197	13.56	0.25
Total non-certificate accounts	141,838	54.30	0.09	170,957	62.31	0.10
Term certificates of $250,000 or more	23,879	9.14	4.44	23,585	8.60	3.19
Term certificates less than $250,000	95,503	36.56	4.22	79,825	29.09	2.76
Total certificate accounts	119,382	45.70	4.36	103,410	37.69	2.86
Total deposits	$261,220	100.00%	2.13%	$274,367	100.00%	1.26%

The following tables set forth the amount and maturities of our term certificates by interest rate at the dates indicated.

	As of June 30, 2024
	Amount Due
(In thousands)	Three Months or Less	Over Three Months to Twelve Months	Over 1 Year to 2 Years	Over 2 Years to 3 Years	Over Three Years	Total
0.00%-1.00%	2,449	12,738	4,558	1,165	311	$21,221
1.01%-2.00%	569	342	-	-	-	911
2.01%-3.00%	835	-	-	-	-	835
3.01%-4.00%	-	-	-	-	-	-
4.01%-5.00%	11,548	41,427	3,642	1,066	-	57,683
5.01%-6.00%	32,052	19,605	-	-	-	51,657
Total	$47,453	$74,112	$8,200	$2,231	$311	$132,307

At June 30, 2024 and 2023, the estimated amounts of uninsured deposits were $42.9 million and $35.3 million, respectively. In addition, as of June 30, 2024, the aggregate amount of certificates of deposit that exceeded the FDIC insurance limit of $250,000 was $26.1 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the maturity of certificates of deposit of $250,000 or more as of June 30, 2024.

(In thousands)	June 30, 2024
Maturity Period:
Three months or less	$8,519
Over three through six months	6,698
Over six through twelve months	8,019
Over twelve months	2,877
Total	$26,113

Borrowed Funds. We may obtain advances from the Federal Home Loan Bank of Boston upon the security of our capital stock in the Federal Home Loan Bank of Boston and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We use such advances to provide funding as a supplement to our deposits. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At June 30, 2024, we had $10.4 million outstanding in long-term advances from the Federal Home Loan Bank of Boston, with a weighted average interest rate of 4.51%. At June 30, 2024, we had the capacity to borrow an additional $48.3 million in Federal Home Loan Bank of Boston advances. For the year ended June 30, 2024, the average amount of FHLB borrowings outstanding during the period was $9.1 million. The maximum borrowings outstanding at any month end during the year ended June 30, 2024 was $19.1 million.

Additionally, at June 30, 2024, we had a $2.4 million available line of credit with the Federal Home Loan Bank of Boston, none of which was drawn at June 30, 2024.

Human Capital Resources

Employees

As of June 30, 2024, we had 27 full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Diversity and Inclusion

We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. Our management team and employees are expected to exhibit and promote honest, ethical, and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and are required to attend annual training to help prevent, identify, report, and stop any type of discrimination and harassment. Recruitment, hiring, development, training, compensation, and advancement at our company are based on qualifications, performance, skills, and experience without regard to gender, race, and ethnicity.

Competitive Pay and Benefits

We strive to provide pay, comprehensive benefits, and services that help meet the varying needs of our employees. Our total rewards package includes competitive pay, comprehensive healthcare benefits package for employees, family medical leave, pension plan, and flexible work schedules. We sponsor a 401(k) plan and we match employee contributions up to a certain limit. In addition, nearly all of our employees are stockholders of the Company through participation in our Employee Stock Ownership Plan, which aligns stockholder interests by providing stock ownership on a tax-deferred basis at no cost to the employee.

Employee Development and Training

We focus on attracting, retaining, and cultivating talented individuals. We emphasize employee development and training by providing access to a wide range of online and instructor-led development and continual learning programs. Employees are encouraged to attend meetings and conferences and have access to broad resources they need to be successful.

Supervision and Regulation

General

As a federal savings bank, the Bank is subject to examination, supervision, and regulation by the OCC and by the FDIC as deposit insurer pursuant to its backup examination authority. The federal system of regulation and supervision establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund and not for the protection of security holders. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory, enforcement, rulemaking, and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; provide oversight for the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees.

Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings associations relating to capital, asset quality, management, liquidity, earnings, interest rate sensitivity and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions, or establish new branches.

In addition, the Bank must comply with significant anti-money laundering and anti-terrorism laws and regulations, the Community Reinvestment Act and its implementing regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network. In addition, the Bank is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the 11 regional banks in the Federal Home Loan Bank System.

As a savings and loan holding company, CFSB Bancorp is required to comply with the rules and regulations of the Federal Reserve Board. It is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. CFSB Bancorp is also subject to the rules and regulations of the SEC under the federal securities laws.

Any change in applicable laws or regulations, whether by the OCC, the FDIC, the Federal Reserve Board, the SEC, or Congress, could have a material adverse impact on the operations and financial performance of CFSB Bancorp and/or the Bank.

Set forth below are certain material regulatory requirements that are applicable to CFSB Bancorp and the Bank. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on CFSB Bancorp and the Bank. Any changes in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on CFSB Bancorp, the Bank and their operations.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under this statute and its implementing regulations, the Bank may generally invest in mortgage loans secured by residential and commercial real estate and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Bank may also establish, subject to specified investment limits, subsidiaries that may engage in certain activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage.

The OCC permits an eligible federal savings bank with assets of $20.0 billion or less as of December 31, 2017 to elect to operate with the business powers of a national bank, generally subject to the same limitations and restrictions, without converting to a national bank charter. A federal savings bank that makes the so-called “covered savings association” election must divest any activities or investments that are not permitted for a national bank. The Bank had not made such an election as of June 30, 2024.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a Tier 1 capital to total assets leverage ratio of 4.0%.

In determining the amount of risk-weighted assets for calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock, and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

Financial institutions and their holding companies with total consolidated assets of less than $10 billion, and that meet certain qualifying criteria, may elect to use the optional community bank leverage ratio framework to satisfy regulatory capital requirements, including the risk-based capital requirements. This framework requires maintaining a “Community Bank Leverage Ratio” (the ratio of Tier 1 capital to average total consolidated assets) of greater than 9.0%. The Bank has not elected to be subject to the Community Bank Leverage Ratio framework.

At June 30, 2024, the Bank’s capital exceeded all applicable minimum regulatory requirements.

Qualified Thrift Lender Test. As a federal savings bank, the Bank must satisfy the qualified thrift lender, or QTL, test. Under the QTL test, it must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a federal savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the federal savings association’s business.

A federal savings association that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At June 30, 2024, the Bank complied with the QTL test.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if secured by readily marketable collateral, which generally includes certain financial instruments (but not real estate). As of June 30, 2024, the Bank was in compliance with the loans-to-one borrower limitations.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease-and-desist order or the imposition of civil money penalties.

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater, and a common equity Tier 1 capital ratio of 6.5% or greater. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, and a common equity Tier 1 capital ratio of 4.5% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a common equity Tier 1 capital ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0%, or a common equity Tier 1 capital ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

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

At June 30, 2024, the Bank met the criteria for being considered “well capitalized.”

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends and other transactions charged to the bank’s capital account. A federal savings bank must file an application with the OCC for approval of a capital distribution if:

•
it would not be at least well capitalized following the distribution;
•
the total capital distributions for the applicable calendar year exceed the sum of its net income for that year to date plus its retained net income for the preceding two years;
•
its proposed capital distribution would reduce the amount of or retire any part of its common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital;
•
its proposed capital distribution is payable in property other than cash;
•
it is directly or indirectly controlled by a mutual savings and loan holding company or by a company that is not a savings and loan holding company; or
•
the distribution would violate any applicable statute, regulation, agreement or regulatory condition.

Even if an application is not otherwise required, every federal savings bank that is a subsidiary of a savings and loan holding company must file a notice with the Federal Reserve Board at least 30 days before the bank’s board of directors declares a dividend or approves a capital distribution. If a federal savings bank subsidiary of a savings and loan holding company is filing a notice with the Federal Reserve Board for a dividend, and an application to the OCC is not otherwise required, then the bank must provide to the OCC an informational copy of the notice filed with the Federal Reserve Board at the same time the notice is filed.

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

Community Reinvestment Act and Fair Lending Laws. All federal savings banks have a responsibility under the Community Reinvestment Act and its implementing regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. The OCC is required to assess a federal savings bank’s record of compliance with the Community Reinvestment Act. A federal savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. The Bank received a “Satisfactory” rating in its most recent evaluation.

In 2023, the OCC and the other bank regulatory agencies issued a final rule to strengthen and modernize the Community Reinvestment Act regulations and framework. Although the effective date of the final rule is April 1, 2024, the applicability date under the rule for most provisions is January 1, 2026, with additional requirements applicable under the rule on January 1, 2027.

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

Transactions with Affiliates. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board. Under Sections 23A and B and Regulation W, an affiliate includes a company that controls, or is under common control with, an insured depository institution such as the Bank. CFSB Bancorp and 15 Beach MHC are affiliates of the Bank because both entities control the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a federal savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing or investing in securities issued by any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets from an affiliate, and be on terms and under circumstances that are substantially the same, or at least as favorable to, the institution as those prevailing at the time for comparable transactions with or involving non-affiliates.

Extensions of Credit to Insiders. The Bank’s authority to extend credit to its or its affiliates’ insiders, i.e., its directors, executive officers and 10% or greater stockholders, as well as to their related interests, i.e., entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders and their related interests:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
•
not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s unimpaired capital and unimpaired surplus.

In addition, extensions of credit in excess of certain limits must be approved by a majority of the Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The OCC has primary enforcement responsibility over federal savings banks and has authority to bring enforcement actions against all “institution-affiliated parties,” a term that includes directors, officers, employees, and controlling stockholders, stockholders who participate in the affairs of the bank, as well as attorneys, appraisers and accountants who knowingly or recklessly participate in violations of law or regulation, breaches of fiduciary duty, or unsafe or unsound practices. Formal enforcement actions by the OCC may include the issuance of a capital directive, formal agreement, cease and desist orders, and removals and prohibitions of officers and/or directors of the institution, as well as the assessment of civil money penalties (“CMPs”). CMPs can be assessed for various types of conduct against the institution and/or its officers and directors.

The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular federal savings bank. If such action is not taken, the FDIC has authority to take action under specified circumstances.

Anti-Money Laundering. The Bank must comply with the anti-money laundering (“AML”) provisions of the Bank Secrecy Act (“BSA”) as amended by the USA PATRIOT Act and implementing regulations issued by the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury, as well as AML-related regulations issued by the OCC. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened AML requirements.

The federal bank regulatory agencies have increased the regulatory scrutiny of BSA/AML programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, the federal bank regulatory agencies must consider the effectiveness of financial institutions’ efforts to combat money laundering when these institutions seek to engage in a merger transaction. The Bank has adopted policies and procedures in compliance with these requirements.

On January 1, 2021, Congress passed the Anti-Money Laundering Act of 2020 (“AML Act”), part of the National Defense Authorization Act, which enacted the most significant overhaul of the BSA since the USA Patriot Act. On September 29, 2022, FinCEN issued a final rule implementing the amendments with respect to the reporting of beneficial ownership, the first rule required under the AML Act. On December 22, 2023, FINCEN issued a final rule governing access to its newly created beneficial ownership database, which will require banks to implement certain safeguards related to accessing information stored in the database, among other things.

Branching. A federal savings bank that has not elected “covered savings association” status generally has authority to establish branches in any state or states of the United States and its territories. Such authority is subject to OCC approval for new branches.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as the Bank generally up to a maximum of $250,000 per separately insured depositor per account ownership category.

The FDIC imposes deposit insurance assessments against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Effective January 1, 2023, the assessment range for insured institutions with less than $10 billion in total assets is 2.5 to 32 basis points of total assets less tangible equity.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. The Bank cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Privacy Regulations. Federal regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. The Bank currently has a privacy policy in place and believes that such policy complies with the regulations.

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
•
Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected;
•
Truth in Savings Act, governing disclosures with respect to deposit accounts; and

•
rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to the:

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
•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
•
Regulations of the Office of Foreign Assets Control that enforce economic and trade sanctions against targeted foreign countries, regimes, and other designated individuals and organizations.

Banking organizations are required to notify their primary federal regulator as soon as possible and no later than 36 hours of determining that a “computer-security incident” that arises to the level of a “notification incident” has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. Bank service providers are also required to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. The Bank was in compliance with this requirement at June 30, 2024. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. The Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Boston stock. At June 30, 2024, no impairment had been recognized.

Holding Company Regulation

General. CFSB Bancorp and 15 Beach, MHC are savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, CFSB Bancorp and 15 Beach, MHC are registered with the Federal Reserve Board and subject to the regulation, examination, supervision, and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over CFSB Bancorp, 15 Beach, MHC and its non-savings association subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the Bank.

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

Federal law prohibits savings and loan holding companies, including CFSB Bancorp and 15 Beach, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings association or savings and loan holding company, without prior Federal Reserve Board approval. In evaluating applications by savings and loan holding companies to acquire savings associations, the Federal Reserve Board considers factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on and the risk to the Deposit Insurance Fund, the convenience and needs of the community, and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a savings and loan holding company controlling savings associations in more than one state, subject to two exceptions:

•
the approval of interstate supervisory acquisitions by savings and loan holding companies; and
•
the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisition.

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

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary federal savings bank becomes undercapitalized. Federal Reserve Board guidance also states that a holding company should inform Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of CFSB Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

Change in Bank Control Act and Implementing Regulations

Under the Change in Bank Control Act and its implementing regulations, no person may acquire “control” of a savings and loan holding company, such as CFSB Bancorp, unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act, means the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of an insured depository institution. There is a presumption of control upon the acquisition of 10% or more of a class of voting stock under certain circumstances, such as where the holding company involved has its shares registered under Section 12 of the Exchange Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with this Act and its implementing regulations, and we review and document such policies, procedures, and systems to ensure continued compliance with this Act and its implementing regulations.

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

A company loses emerging growth company status on the earlier of: (1) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.235 billion or more; (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (3) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (4) the date on which such company is deemed to be a “large accelerated filer” under SEC regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

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

Our federal and state tax returns have not been audited in the past five years.

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

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At June 30, 2024, the Bank had no capital loss carryovers.

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

Item 1A. Risk Factors.

The material risks that management believes affect the Company are described below. You should carefully consider the risks as described below, together with all of the information included herein. The risks described below are not the only risks the Company faces. Additional risks not presently known also may have a material adverse effect on the Company’s results of operations and financial condition.

Risks Related to our Lending Activities

Almost all of our loans are secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At June 30, 2024, approximately $170.3 million, or 98.8%, of our total loan portfolio was secured by real estate, most of which is located in our primary lending market area of Norfolk and Plymouth Counties, Massachusetts. Future declines in the real estate values in our primary lending markets because of an economic downturn could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for credit losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and our and our peers' loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for credit losses may not be sufficient to cover current expected losses in our loan portfolio, resulting in additions to our allowance. In addition, our emphasis on loan growth and on increasing our portfolio of multi-family and commercial real estate loans, as well as any future credit deterioration, could require us to increase our allowance for credit losses in the future. At June 30, 2024, our allowance for credit losses as a percentage of total loans was 0.90%. Material additions to our allowance would materially decrease our net income.

The Current Expected Credit Losses (“CECL") standard was effective for CFSB Bancorp on July 1, 2023. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This changed from the previous method of providing allowances for loan losses that are incurred or probable, which increased the types of data we need to collect and review to determine the appropriate level of the allowance for credit losses.

In addition, bank regulators periodically review our allowance for credit losses and, as a result of such reviews, we may be required to increase our provision for credit losses or recognize further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as a result of such review or otherwise may have a material adverse effect on our financial condition and results of operations.

We intend to increase the origination of multi-family and commercial real estate loans. These loans involve credit risks that could adversely affect our financial condition and results of operations.

At June 30, 2024, commercial real estate loans totaled $16.8 million, or 9.8% of our loan portfolio and multi-family real estate loans totaled $12.1 million, or 7.0% of our loan portfolio. Given their larger balances and the complexity of the underlying collateral, multi-family and commercial real estate loans generally have more risk than the owner-occupied one- to four-family residential real estate loans that we originate. Because the repayment of multi-family and commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, multi-family and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on multi-family and commercial real estate loans may be larger on a per loan basis than those incurred by our one- to four-family residential real estate or consumer loan portfolios.

As our multi-family and commercial real estate loan portfolio increases, the corresponding risks and potential for losses from these loans may also increase, which would adversely affect our business, financial condition, and results of operations.

Our non-owner-occupied one- to four-family residential real estate loans may expose us to increased credit risk.

At June 30, 2024, $18.3 million, or 10.6% of our total loan portfolio consisted of loans secured by non-owner-occupied one- to four-family residential real estate properties. At June 30, 2024, all of our non-owner-occupied one- to four-family residential real estate loans were performing in accordance with their repayment terms. One- to four-family residential loans secured by non-owner-occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner-occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties may be below that of owner-occupied properties due to lenient property maintenance standards that negatively impact the value of the collateral properties.

Risks Related to Economic Conditions

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. In response to a rise in inflation the Federal Reserve Board raised certain benchmark interest rates which remain at an elevated level. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expense. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

We have a high concentration of loans secured by real estate in our market area. Adverse economic conditions, both generally and in our market area, could adversely affect our financial condition and results of operations.

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market area. Local economic conditions have a significant impact on our real estate and other types of lending, including the ability of borrowers to repay these loans and the value of the collateral securing these loans.

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

Our business strategy primarily focuses on loan growth, funded by deposits. Achieving such growth may require us to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the level of competition from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available, or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there can be considerable costs involved in opening branches and expanding lending capacity, and generally a period of time is required to generate the necessary revenues to offset these costs, especially in areas in which we do not have an established presence. Accordingly, any business expansion can be expected to negatively impact our earnings until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in the opening of new branches.

A significant percentage of our assets is invested in securities, which have a lower yield than our loan portfolio.

Our results of operations depend substantially on our net interest income. At June 30, 2024, 47.9% of our assets were invested in investment securities and cash and cash equivalents. These investments yield less than the loans we hold in our portfolio. While we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, we may not be able to increase originations of loans that are acceptable to us. Further, at June 30, 2024, $147.0 million, or 99.9%, of our securities portfolio was designated as held to maturity. As a result, we are unable to sell these securities to respond to changes in interest rates that may occur in the future.

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

Risks Related to Our Securities Portfolio

Our investments in corporate and municipal debt securities obligations expose us to additional credit risks, which could adversely affect our financial condition and results of operations.

Our investment portfolio historically has consisted primarily of mortgage-backed securities insured or guaranteed by the United States or agencies thereof. We also have invested in bank-qualified municipal obligations and corporate bonds that are not backed by the federal government and expose us to a greater credit risk than U.S. agency securities. Any decline in the credit quality of these securities exposes us to the risk that the market value of the securities could decrease that may require us to write down their value and could lead to a possible default in payment.

Changes in the valuation of our securities portfolio may reduce our profits and our capital levels.

Our securities portfolio may be affected by fluctuations in market value, potentially reducing accumulated other comprehensive income or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, we may take a charge to earnings to reflect such impairment. Changes in interest rates may also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are affected by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value may result in other-than-temporary impairments of these assets, which may lead to accounting charges that could have a material adverse effect on our net income and stockholders’ equity.

Risks Related to Market Interest Rates

Future changes in interest rates could negatively affect our operating results and asset values.

Net income is the amount by which net interest income and non-interest income exceed non-interest expense and the provision for credit losses. Net interest income makes up a majority of our income and is based on the difference between:

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

We monitor interest rate risk through the use of simulation models, including estimates of the amounts by which the fair value of our assets and liabilities (our economic value of equity or “EVE”) and our net interest income would change in the event of a range of assumed changes in market interest rates. As of June 30, 2024, in the event of an instantaneous 100 basis point increase in interest rates, we estimate that we would experience a 9.8% decrease in EVE and a 3.7% decrease in net interest income. For further discussion of how changes in interest rates could impact us, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Colonial Federal Savings Bank—Management of Market Risk.”

Risks Related to Our Funding

Our inability to generate core deposits may cause us to rely more heavily on wholesale funding strategies for funding and liquidity needs, which could have an adverse effect on our net interest margin and profitability.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. Certificates of deposit comprised $132.3 million, or 48.9%, of our total deposits at June 30, 2024. Certificates of deposit due within one year of June 30, 2024 totaled $121.6 million, or 44.9%, of total deposits. While we emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Further, the considerable competition for deposits in our market area also has made, and may continue to make, it difficult for us to obtain reasonably priced deposits. Moreover, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. If we are not able to increase our lower-cost transactional deposits at a level necessary to fund our asset growth or deposit outflows, we may be forced to seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, brokered deposits and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers, which may be more expensive and have an adverse effect on our net interest margin and profitability.

Risks Related to Competitive Matters

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and securities brokerage firms and unregulated or less regulated non-banking entities, operating locally and elsewhere. Many of these competitors have substantially greater resources and higher lending limits than we have and offer certain services that we do not or cannot provide. If we have to raise interest rates paid on deposits or lower interest rates charged on our loans to remain competitive, our net interest margin and profitability could be adversely affected. In addition, some of our competitors offer loans with lower interest rates or more attractive terms than loans we offer. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. Our profitability depends upon our continued ability to successfully compete in our market area.

The financial services industry could become even more competitive as a result of new legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks, such as financial technology companies, securities companies, and specialty finance companies to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. For additional information see “Business of Colonial Federal Savings Bank—Market Area” and “—Competition.”

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

The Bank is subject to extensive regulation, supervision, and examination by the OCC, and CFSB Bancorp is subject to extensive regulation, supervision, and examination by the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and our depositors and borrowers, rather than for our stockholders.

Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives, and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation, or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

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

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition, and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence inflation, overall economic growth and the distribution of credit, bank loans, investments, and deposits. Their use also affects market interest rates, which impacts the rates we charge on loans or pay on deposits.

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

Risks Related to Operational Matters

We face significant operational risks because of our reliance on technology. Our information technology systems may be subject to failure, interruption, or security breaches.

Information technology systems are critical to our business. Our business requires us to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and our business, operations, plans and business strategies. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. Our computer systems, data management and internal processes, as well as those of third parties, are integral to our performance. Our operational risks include the risk of malfeasance by employees or persons outside our company, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. There have been increasing efforts by third parties to breach data security at financial institutions. Such attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information, damages to systems, or other material disruptions to network access or business operations. Although we take protective measures and believe that we have not experienced any of the data breaches described above, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security. Because the techniques used to cause security breaches change frequently, we may be unable to proactively address these techniques or to implement adequate preventative measures.

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

We maintain a system of internal controls and insurance coverage to mitigate against such risks, including data processing system failures and errors, and customer fraud. If our internal controls fail to prevent or detect any such occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition, and results of operations.

The cost of additional finance and accounting systems, procedures, and controls to satisfy our public company reporting requirements will increase our expenses.

The obligations of being a public company, including the substantial public reporting obligations, require significant expenditures and place additional demands on our management team. We have made, and may continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.

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

We are a community bank and our ability to maintain our reputation is critical to the success of our business, and failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining employees or by retaining, appointing, or electing directors who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and employees. If our reputation is negatively affected by the actions of our employees or directors, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

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

In addition, stockholders will not be able to force a merger or second-step conversion transaction without the consent of 15 Beach, MHC since such transactions also require the approval of a majority of all of the outstanding voting stock of CFSB Bancorp, which can only be achieved if 15 Beach, MHC votes to approve such transactions. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since, on a fully-converted basis, most full stock institutions tend to trade at higher multiples than mutual holding companies.

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

CFSB Bancorp’s board of directors have the authority to declare dividends on our common stock subject to statutory and regulatory requirements. We currently intend to retain all our future earnings for use in our business and do not expect to pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends will be made by our board of directors and will depend upon our financial condition, results of operations, capital requirements, restrictions under Federal Reserve Board regulations and policy, our business strategy, and other factors that our board of directors deems relevant.

Under Federal Reserve Board regulations and policy, if CFSB Bancorp pays dividends to its public stockholders, it also would be required to pay dividends to 15 Beach, MHC, unless 15 Beach, MHC waives the receipt of such dividends. Federal Reserve Board regulations implemented after the enactment of the Dodd–Frank Wall Street Reform and Consumer Protection Act effectively prohibit federally-chartered mutual holding companies from waiving dividends declared by their subsidiaries. See “Supervision and Regulation—Holding Company Regulation—Waivers of Dividends by 15 Beach, MHC” for a further discussion of the applicable requirements related to the potential waiver of dividends by a mutual holding company. Unless Federal Reserve Board regulations and policy change by allowing 15 Beach, MHC to waive the receipt of dividends declared by CFSB Bancorp without diluting minority stockholders, it is unlikely that CFSB Bancorp will pay any dividends.

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

Under Federal Reserve Board regulations, for a period of three years following completion of the stock offering, no person may directly or indirectly acquire or offer to acquire beneficial ownership of more than 10% of our common stock without prior approval of the Federal Reserve Board. In addition, under federal law, subject to certain exemptions, a person, entity, or group must notify the Federal Reserve Board before acquiring control of a savings and loan holding company. Acquisition of 10% or more of any class of voting stock of a savings and loan holding company creates a rebuttable presumption that the acquirer “controls” the savings and loan holding company. Also, a savings and loan holding company must obtain the prior approval of the Federal Reserve Board before, among other things, acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any financial institution holding company or bank, including the Bank.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity Risk, Management, Strategy and Governance.

Cybersecurity is a significant and integrated component of CFSB Bancorp’s risk management strategy, designed to protect the confidentiality, integrity, and availability of sensitive information contained within the Company’s information services. As a financial services company, cyber threats are present and growing, and the potential exists for a cybersecurity incident to disrupt business operations, compromise sensitive data or both. To date, we have not, to our knowledge, experienced a cybersecurity incident materially affecting or reasonably likely to materially affect the Company.

To prepare and respond to incidents, the Company has implemented a multi-layered “defense-in-depth” cybersecurity strategy, integrating people, technology, and processes. This includes employee training, the use of innovative technologies, and the implementation of policies and procedures in the areas of Information Security, Data Governance, Business Continuity and Disaster Recovery, Privacy, Third-Party Risk Management, and Incident Response. Core activities supporting our strategy include cybersecurity training, technology optimization, threat intelligence, vulnerability and patch management and the testing of incident response, business continuity and disaster recovery capabilities. The Company engages third-party consultants and independent auditors to, among other things, conduct penetration tests and audits of the areas noted above, including cybersecurity-related vendors.

The Board of Directors designated the Vice President Information Systems as the Information Security Office (the "ISO") and for oversight, the full Board receives threat intelligence reports and a Cybersecurity Executive Dashboard from the ISO each month. The ISO has more than thirty years’ experience with the Company and meets with the full Board of Directors in person at least annually. The ISO works with the Company’s third-party Security Operations Center and the Company’s Compliance/Enterprise Risk Management ("ERM") Team to identify, assess, and manage material risks from cybersecurity threats. The ISO also oversees the Company’s Information Security Program, which governs various information security and cybersecurity processes, systems development, change control, disaster recovery/business continuity, physical asset classification and control policies. The Information Security Program identifies data sources, threats, and vulnerabilities and ensures awareness, accountability, and oversight for data protection throughout the Company and with trusted third parties to ensure that data is protected and able to be recovered in the event of a breach or failure (technical or other disaster). The ISO is a member of various management committees, including the quarterly Management Control meetings which serve as the Company’s IT Steering Committee.

Risk Assessment

On a periodic basis, but not less than annually, the ISO in conjunction with the Compliance/ERM Team, identifies and documents internal and external vulnerabilities that could result in unauthorized disclosure, misuse, alteration, or destruction of customer information or customer records. Based on the results of the risk assessment, the Company’s Information Security Program may be revised to protect against any anticipated threats or hazards to the security or integrity of such information. The Team reviews changes to the program designed to monitor, measure, and respond to vulnerabilities identified.

Response to Security Vulnerabilities

In response to identified risks, management may take certain steps to correct and respond to security vulnerabilities, which may include:

•
Eliminating unwarranted risks by applying vendor-provided software fixes, commonly called patches.
•
Ensuring that changes to security configurations are documented, approved, and tested.
•
Ensuring that exploitable files and services are assessed and removed or disabled based upon known vulnerabilities and business needs.
•
Updating vulnerability scanning and intrusion detection tools to identify known vulnerabilities and related unauthorized activities.
•
Conducting subsequent penetration testing and vulnerability assessments, as warranted.
•
Reviewing performance with service providers to ensure security maintenance and reporting responsibilities are operating according to contract provisions and that service providers provide notification of system security breaches that may affect the Company.

Employees and Training

Employees are an integral part in the line of defense against cybersecurity risks. Every employee is responsible for protecting Company and client information. Accordingly, employees complete formal training including regular simulated phishing assessments designed to sharpen threat detection and reporting capabilities. Our employees are supported with solutions designed to identify, prevent, detect, respond to, and recover from incidents. Notable technologies include firewalls, intrusion detection systems, managed endpoint security automation and response capabilities, user behavior analytics, multi-factor authentication when available, encrypted data backups, and business continuity applications. Notable services include 24/7 security monitoring and response, real-time vulnerability scanning, third-party monitoring, and threat intelligence.

Service Providers

The Company relies on third-party vendor services and solutions to support its operations. Many of these vendors have access to sensitive and proprietary information. Third-party vendors continue to be a notable source of operational and informational risk. Accordingly, the Company has implemented an Outsourcing Management Policy which includes a detailed onboarding process and periodic reviews of vendors with access to sensitive Company data. The Outsourcing Management program is audited as part of the Company’s external audit program.

Board Reporting

At least annually, the ISO reports to the Board the overall status of the Information Security Program and the Company’s compliance with the Interagency Guidelines for Safeguarding Customer Information. Any material findings related to the risk assessment, risk management and control decisions, service provider arrangements, results of testing, security breaches or violations are discussed as are management’s responses and any recommendations for program changes.

Program Adjustments

The ISO monitors, evaluates, and adjusts the Information Security Program considering any relevant changes in technology, the sensitivity of its customer information, internal or external threats to information, and changing business arrangements, such as mergers and acquisitions, alliances and joint ventures, outsourcing arrangements, and changes to customer information systems.

Incident Response Plan

The Company has implemented an Incident Response Plan (the "IRP") to provide a structured and systematic incident response process for information security incidents that affect any of the information technology systems, network, or data. The Company's business continuity and disaster recovery programs provide a coordinated response when responding to incidents. The IRP is implemented and maintained by the ISO and is subject to annual review and approval by the Board. Cybersecurity metrics are reported to the board monthly.

The IRP includes:

•
Identifying the incident response team (the "IRT") and any appropriate sub-teams to address specific information security incidents, or categories of information security incidents.
•
Coordinating IRT activities, including developing, maintaining, and following appropriate procedures to respond to and document identified information security incidents.
•
Conducting post-incident reviews to gather feedback on information security incident response procedures and address any identified gaps in security measures.
•
Providing training and conducting periodic exercises to promote employee and stakeholder preparedness and awareness of the IRP.
•
Reviewing the IRP at least annually, or whenever there is a material change in Company’s business practices that may reasonably affect its cyber incident response procedures.

Item 2. Properties.

We conduct our operations from our main office in Quincy, Massachusetts and two additional branch offices in Holbrook and Weymouth, Massachusetts. We also maintain a limited branch office located within, and only available to residents of, a senior citizen housing facility in Quincy, Massachusetts. All of our branch offices are located in Norfolk County, Massachusetts. As of June 30, 2024, the net book value of our real properties, including land, buildings and building improvements, was $3.2 million.

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

Stockholders

As of September 16, 2024, there were 212 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have not declared or paid any dividends to our stockholders since our inception and we do not plan to declare or pay cash dividends in the foreseeable future. We currently anticipate that we will retain all available funds and any future earnings for the operation and expansion of our business. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend on, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Unregistered Securities and Share Repurchases

There were no sales of unregistered securities during the year ended June 30, 2024.

On April 5, 2024, the Company announced it had adopted a plan to repurchase up to 152,287 shares of its common stock, which was approximately 5% of its then outstanding common stock (excluding shares held by 15 Beach, MHC). The program does not have a scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
May 1, 2024 through May 31, 2024	7,700	$6.82	7,700	144,587
June 1, 2024 through June 30, 2024	3,790	6.68	3,790	140,797
Total	11,490	$6.78	11,490	140,797

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from our audited consolidated financial statements, which appear beginning on page F-1 of this Form 10-K. You should read the information in this section in conjunction with the business and financial information regarding the Bank provided elsewhere in this Form 10-K.

Overview

Our results of operations depend primarily on our net interest income and, to a lesser extent, non-interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, securities, and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of deposits and borrowings. Non-interest income consists primarily of earnings on bank-owned life insurance, service charges, on deposit accounts and other income. Our results of operations also are affected by our provision for credit losses and non-interest expense. Non-interest expense consists primarily of salaries and employee benefits, occupancy and equipment, data processing costs, advertising, FDIC deposit insurance premiums, and other expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.

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

The Jumpstart Our Business Startups Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our audited consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

On July 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that the recognition of the allowance for credit losses be estimated using the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities, including the requirement that impairment related to credit losses be presented as an allowance rather than as a write-down. For further discussion related to the implementation of CECL please refer to Notes 1, 3 and 4 of the consolidated financial statements.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is an estimate of current expected losses within the Company's loan portfolio. The ACL, as reported on our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by loan charge-offs, net of recoveries. Accrued interest receivable on loans was $520,000 at June 30, 2024 and $506,000 at June 30, 2023, and is excluded from the allowance for credit losses.

The credit loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments, which are disaggregated by call code. For each of these pools, the Company collects historical loss data, dating back to March 2008, from a selection of peer banks and applies the annual historical loss rate over the estimated remaining average life of the loan portfolio segment. The use of peer banks' historical loss rates is due to the lack of loss history experienced by the Bank. The average remaining life of a loan portfolio segment is adjusted for estimated prepayment and curtailment expectations. The modeling for estimated prepayment speeds and curtailment rates is based on a combination of internal and market estimates. The quantitative component of the ACL on loans is model-based and utilizes a forward-looking macroeconomic forecast. The Company uses a Weighted Average Remaining Maturity (“WARM”) method, incorporating historical loss data based on statistically derived economic variable loss drivers, to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, and considers historical experience, current conditions, and future expectations for segments of loans over a reasonable and supportable forecast period. The historical information is collected from a selection of peer banks and is derived from a combination of recessionary and non-recessionary performance periods for which data is available.

Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

The allowance for loan losses as of June 30, 2023 was calculated under the incurred loss model.

For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the audited consolidated financial statements contained elsewhere within this Form 10-K.

Business Strategy

Our current business strategy consists of the following:

•
Grow our balance sheet and improve profitability. Given our attractive market area, we believe we are well positioned to strategically grow our balance sheet without a proportional increase in overhead expense. Accordingly, we intend to increase, on a managed basis, our assets and liabilities, particularly loans and deposits. As we grow our assets, particularly by increasing our loans, in particular, one- to four-family residential, multi-family and commercial real estate loans, as a percentage of assets, while controlling our expenses, we anticipate improving our earnings.
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
•
Continue to increase core deposits, with an emphasis on low-cost demand deposits. We seek core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our net interest rate spread and margin. Core deposits also help us maintain loan-to-deposit ratios at levels consistent with regulatory expectations. We consider our core deposits to include NOW and demand accounts, savings accounts, and money market accounts. Core deposits decreased to $138.5 million, or 51.1% of total deposits, at June 30, 2024 from $152.7 million, or 58.0% of total deposits, at June 30, 2023.

•
Continue to manage credit risk to maintain a low level of non-performing assets. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. At both June 30, 2024 and 2023, we did not have any non-performing assets. At June 30, 2024, we had four loans with one borrower totaling $1.4 million classified as substandard and no loans classified as special mention, doubtful or loss.
•
Continue to provide value to our community. Our goal is to provide long-term value to our customers, employees, and the communities we serve by executing a safe and sound service-oriented business strategy that produces increased earnings. We believe there is a significant opportunity for a community-focused bank in our market area, and the increased capital we raised in the stock offering will enable us to compete more effectively with other financial institutions.

Comparison of Financial Condition at June 30, 2024 and June 30, 2023

Total Assets. Total assets increased $14.4 million, or 4.1%, to $363.4 million at June 30, 2024 from $349.0 million at June 30, 2023. The increase resulted primarily from an increase in cash and cash equivalents of $20.1 million, or 292.9%, partially offset by decreases in securities held to maturity of $908,000, or 0.6% and in net loans of $5.5 million, or 3.1%.

Cash and Cash Equivalents. Cash and cash equivalents increased $20.1 million, or 292.9%, to $27.0 million at June 30, 2024 from $6.9 million at June 30, 2023. The increase in cash and cash equivalents was due to increases in deposits and FHLBB advances and decreases in loans and securities.

Securities Available for Sale. Securities available for sale decreased $33,000 to $113,000 at June 30, 2024 from $146,000 at June 30, 2023. The decrease was due to principal payments on mortgage-backed securities.

Securities Held to Maturity. Securities held to maturity decreased $908,000, or 0.6%, to $147.0 million at June 30, 2024 from $147.9 million at June 30, 2023, as maturities and prepayments slightly exceeded the purchase of securities.

Net Loans. Net loans decreased $5.5 million, or 3.1% to $170.4, million at June 30, 2024 from $175.9 million at June 30, 2023. The decrease was due to a decrease of $3.5 million, or 17.2%, in commercial real estate loans, a decrease of $2.1 million, or 1.5%, in one- to four-family residential real estate loans, and a decrease of $572,000, or 4.5%, in multi-family real estate loans, partially offset by an increase of $673,000, or 24.9% in second mortgages and home equity lines of credit and a reduction in the allowance for credit losses of $194,000. The decreases in commercial real estate loans, one- to four-family residential real estate loans and multi-family real estate loans were primarily due to normal principal payments during June 30, 2024 outpacing originations.

Total Liabilities. Total liabilities increased $14.3 million, or 5.2%, to $287.4 million at June 30, 2024 from $273.1 million at June 30, 2023. The increase was primarily the result of an increase in interest-bearing deposits of $6.1 million, or 2.6%, an increase in non-interest-bearing deposits of $1.4 million, or 4.2%, and an increase in Federal Home Loan Bank advances of $6.8 million, or 181.6%.

Deposits. Deposits increased $7.5 million, or 2.8%, to $270.8 million at June 30, 2024 from $263.4 million at June 30, 2023. The increase was the result of an increase in interest-bearing deposits of $6.1 million, or 2.6%, and an increase in non-interest-bearing deposits of $1.4 million, or 4.2%. The increase in interest-bearing deposits was the result of increases in term certificates of $21.6 million, or 19.6%, and an increase in NOW and demand accounts of $848,000, or 1.4%, offset by a decrease of $10.0 million, or 15.6%, in regular and other account and a decrease of $5.0 million, or 18.7% in money market accounts as new and existing depositors moved funds to products offering higher interest rates. At June 30, 2024, the Bank held $42.9 million in uninsured deposits.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank advances, were $10.4 million at June 30, 2024 compared to $3.7 million at June 30, 2023, increasing short-term investments as we implemented a leverage strategy to increase liquidity and income during the year ended June 30, 2024.

Stockholders' Equity. Total stockholders' equity increased $161,000, or 0.2%, to $76.1 million at June 30, 2024 from $75.9 million at June 30, 2023. The increase was due to net income of $33,000 for the year ended June 30, 2024, stock-based compensation of $358,000 and ESOP shares committed to be released of $102,000, primarily offset by the adoption of CECL of $223,000 and the repurchase of CFSB Bancorp stock of $78,000.

Comparison of Operating Results for the Year Ended June 30, 2024 and 2023

General. We had net income of $33,000 for the year ended June 30, 2024, compared to net income of $1.4 million for the year ended June 30, 2023, a decrease of $1.4 million, or 97.7%. The decrease in net income was primarily due to a decrease in net interest income of $2.1 million, or 23.3%, partially offset by a decrease in tax expense of $340,000, or 112.9%, and a decrease in the provision for credit losses of $322,000.

Interest and Dividend Income. Interest and dividend income increased $993,000, or 9.3%, to $11.7 million for the year ended June 30, 2024 from $10.7 million for the year ended June 30, 2023. The increase was due to an increase of $508,000, or 15.7%, in interest and dividends on taxable debt securities, an increase of $325,000, or 4.8%, in interest and fees on loans and an increase of $211,000, or 61.8%, in interest on short-term investments, offset by a decrease of $51,000 or 12.3% in interest and dividends on tax-exempt debt securities. Interest income on loans increased due to an increase in the average yield on loans of 25 basis points to 4.01% for the year ended June 30, 2024, from 3.76% for the year ended June 30, 2023, offset by a decrease in the average balance of loans of $3.0 million to $175.0 million for the year ended June 30, 2024 from $178.0 million for the year ended June 30, 2023. Interest income on securities increased due to an increase in the average yield on securities of 31 basis points to 2.81% for the year ended June 30, 2024 from 2.50% for the year ended June 30, 2023, offset by a decrease in the average balance of securities of $1.1 million to $149.2 million for the year ended June 30, 2024 from $150.3 million for the year ended June 30, 2023. The interest income on short-term investments increased due to an increase in the average yield of 197 basis points to 5.09% for the year ended June 30, 2024, from 3.12% for the year ended June 30, 2023. The increased yields were due to the higher interest rate environment.

Interest Expense. Interest expense increased $3.0 million, or 157.8%, to $5.0 million for the year ended June 30, 2024 from $1.9 million for the year ended June 30, 2023. The increase was primarily due to an increase of $2.7 million, or 159.4%, in interest expense on certificates of deposit. The average cost of certificates of deposit increased 204 basis points to 3.67% for the year ended June 30, 2024 from 1.63% for the year ended June 30, 2023, due to increased market rates and intense competition, while the average balance of certificates of deposit increased $16.0 million to $119.4 million for the year ended June 30, 2024 from $103.4 million for the year ended June 30, 2023. Additionally, interest expense on borrowings, consisting entirely of FHLB advances, increased $399,000, to $453,000 for the year ended June 30, 2024 from $54,000 for the year ended June 30, 2023 due to the increase in the average balance of borrowings to $9.1 million for the year ended June 30, 2024 from $1.0 million for the year ended June 30, 2023, offset by a decrease in the average cost of 23 basis points to 4.98% for the year ended June 30, 2024 from 5.21% for the year ended June 30, 2023 as we lengthened the terms of the borrowings.

Net Interest Income. Net interest income decreased $2.1 million, or 23.3%, to $6.7 million for the year ended June 30, 2024 from $8.8 million for the year ended June 30, 2023. The decrease was primarily due to an increase in the cost of certificates of deposit and in the average balance of interest-bearing liabilities, offset by an increase in the average rate earned on interest-earning assets of 33 basis points to 3.51% for the year ended June 30, 2024 from 3.18% for the year ended June 30, 2023. Our net interest margin decreased to 2.03% for the year ended June 30, 2024 compared to 2.61% for the year ended June 30, 2023.

Provision for Credit Losses. A reversal of $322,000 to the provision for credit losses was recorded for the year ended June 30, 2024. A reversal of $127,000 to the provision for credit losses on investments was primarily due to the aging of the portfolio and the impact that aging can have on the probability of default. The $8,000 provision for credit losses for off-balance sheet exposures was primarily due to an increase of $1.3 million in unfunded commitments for multifamily real estate loans for the year ended June 30, 2024. A reversal of $203,000 to the provision for credit losses on loans was primarily due to strong asset quality, improving economic factors and reduced loan balances. The allowance for credit losses for loans was $1.6 million, or 0.90% of total loans, at June 30, 2024, compared to $1.7 million, or 0.98% of total loans, at June 30, 2023. At June 30, 2024, the Company had $1.4 million in residential one- to four-family loans rated substandard and individually evaluated due to the borrowers' inability to show sufficient rent receipts to support the debt coverage with a provision of $10,000. These loans are current as the borrower continues to make timely payments. There were no loans categorized as special mention, doubtful or loss and no non-performing loans. We had $3,000 in charge-offs related to overdrawn deposit accounts and no recoveries for the years ended June 30, 2024 and 2023.

Non-Interest Income. Non-interest income information is as follows.

	Year Ended
	June 30,		Change
(Dollars in thousands)	2024	2023	Amount	Percent
Customer service fees	$155	$146	$9	6.2%
Income on bank-owned life insurance	268	258	10	3.9%
Other income	242	260	(18)	(6.9%)
Total non-interest income	$665	$664	$1	0.2%

Non-interest income increased $1,000, or 0.2%, to $665,000 for the year ended June 30, 2024 from $664,000 for the year ended June 30, 2023. The increase was due to a $9,000 increase in customer service fees and a $10,000 increase in income on bank-owned life insurance, offset by a $18,000 decrease in other income.

Non-Interest Expense. Non-interest expense information is as follows.

	Year Ended
	June 30,		Change
(Dollars in thousands)	2024	2023	Amount	Percent
Salaries and employee benefits	$4,558	$4,517	$41	0.9%
Occupancy and equipment	975	1,028	(53)	(5.2%)
Advertising	140	185	(45)	(24.3%)
Data processing	369	344	25	7.3%
Deposit insurance	133	106	27	25.5%
Other	1,523	1,489	34	2.3%
Total non-interest expense	$7,698	$7,669	$29	0.4%

Non-interest expense increased $29,000, or 0.4%, to $7.7 million for the year ended June 30, 2024. The increase was due primarily to a $41,000 increase in salaries and employee benefit expense due to normal employee annual merit salary benefit increases and stock-based compensation, a $34,000 increase in other non-interest expense, a $27,000 increase in deposit insurance and a $25,000 increase in data processing fees, offset by a $53,000 decrease in occupancy and equipment expense and a $45,000 decrease in advertising expense.

Provision for Income Taxes. The Company recorded an income tax benefit of $39,000 for the year ended June 30, 2024, compared to a provision for income taxes of $301,000 for the year ended June 30, 2023. Our effective tax (benefit) rate was (650.0%) and 17.2% for the years ended June 30, 2024 and 2023, respectively. The lower effective tax rate for the years ended June 30, 2024 and 2023 as compared to the statutory rate reflected the benefit of our investment in tax-advantaged municipal securities and bank-owned life insurance as well as reduced state taxes through utilization of a Massachusetts securities corporation to hold our investment securities. The benefit for income taxes for the year ended June 30, 2024 was due to the reduced income as well as a recovery of income tax payable on a post-retirement benefit.

Average Balance and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Tax-equivalent adjustments have been made. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $387,000 and $351,000 at June 30, 2024 and 2023, respectively.

	For the Year Ended June 30,
	2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$175,028	$7,020	4.01%	$178,044	$6,695	3.76%
Securities(1)	149,160	4,195	2.81%	150,334	3,752	2.50%
Other	10,849	552	5.09%	10,923	341	3.12%
Total interest-earning assets	335,037	11,767	3.51%	339,301	10,788	3.18%
Non-interest-earning assets	16,838			16,701
Total assets	$351,875			$356,002
Interest-bearing liabilities:
Interest-bearing demand deposits	$29,845	$14	0.05%	$32,252	$16	0.05%
Savings deposits	58,569	61	0.10%	70,338	70	0.10%
Money market deposits	24,044	59	0.25%	37,197	98	0.26%
Certificates of deposit	119,382	4,379	3.67%	103,410	1,688	1.63%
Total interest-bearing deposits	231,840	4,513	1.95%	243,197	1,872	0.77%
FHLB advances	9,091	453	4.98%	1,037	54	5.21%
Total interest-bearing liabilities	240,931	4,966	2.06%	244,234	1,926	0.79%
Noninterest-bearing liabilities
Non-interest-bearing demand deposits	29,380			31,170
Other non-interest-bearing liabilities	5,765			5,334
Total liabilities	276,076			280,738
Stockholders' equity	75,799			75,264
Total liabilities and stockholders' equity	$351,875			$356,002
Net interest income - FTE		$6,801			$8,862
Net interest rate spread(2)			1.45%			2.39%
Net interest-earning assets(3)	$94,106			$95,067
Net interest margin - FTE(4)			2.03%			2.61%
Average interest-bearing assets to interest-bearing liabilities			139.06%			138.92%

(1)
Includes tax equivalent adjustments for municipal securities, based on a statutory rate of 21%, of $96,000 and $110,000 for the years ended June 30, 2024 and 2023, respectively.
(2)
Net interest rate spread represents the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

A reconciliation of income presented on a GAAP basis as compared to a fully-tax equivalent basis is below:

	For the Year Ended
	June 30,	June 30,
	2024	2023
Securities interest income (no tax adjustment)	$4,099	$3,642
Tax-equivalent adjustment	96	110
Securities (tax-equivalent basis)	$4,195	$3,752
Net interest income (no tax adjustment)	6,705	8,752
Tax-equivalent adjustment	96	110
Net interest income (tax-equivalent adjustment)	$6,801	$8,862

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

	For the Year Ended
	June 30, 2024 vs. 2023
(In thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$(113)	$438	$325
Securities	(29)	472	443
Other	(2)	213	211
Total interest-earning assets	(144)	1,123	979
Interest-bearing liabilities:
Interest-bearing demand deposits	(1)	(1)	(2)
Savings deposits	(12)	3	(9)
Money market deposits	(35)	(4)	(39)
Certificates of deposit	261	2,430	2,691
Total deposits	213	2,428	2,641
FHLB advances	419	(20)	399
Total interest-bearing liabilities	632	2,408	3,040
Change in net interest income	$(776)	$(1,285)	$(2,061)

Includes tax equivalent adjustments for municipal securities, based on a statutory rate of 21%, of $96,000 and $110,000 for the years ended June 30, 2024 and 2023, respectively.

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model, the results of which are provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning June 30, 2024 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income.

Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast (In thousands)	Year 1 Change from Level
+400	$5,955	(15.2%)
+300	6,221	(11.4%)
+200	6,486	(7.6%)
+100	6,763	(3.7%)
Level	7,022	-
-100	7,029	0.1%
-200	6,968	(0.8%)
-300	6,876	(2.1%)
-400	6,751	(3.9%)
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

The table below sets forth, as of June 30, 2024, the calculation of the estimated changes in the Company's EVE that would result from the designated immediate changes in the United States Treasury yield curve.

As of June 30, 2024
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets(3)
Change in Interest Rates (basis points)(1)	Estimated EVE(2) (In thousands)	Amount (In thousands)	Percent	EVE Ratio(4)	Decrease (basis points)
+400	$32,497	$(19,569)	(37.6%)	11.1%	(460)
+300	37,043	(15,023)	(28.9%)	12.3%	(340)
+200	41,848	(10,218)	(19.6%)	13.5%	(220)
+100	46,981	(5,085)	(9.8%)	14.6%	(110)
Level	52,066	-	-	15.7%	-
-100	56,162	4,096	7.9%	16.4%	70
-200	59,715	7,649	14.7%	17.0%	130
-300	62,519	10,453	20.1%	17.3%	160
-400	63,614	11,548	22.2%	17.1%	140

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2024, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 19.6% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 14.7% increase in EVE.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Boston. At June 30, 2024, we had $10.4 million outstanding in advances from the Federal Home Loan Bank of Boston. At June 30, 2024, we had the ability to borrow an additional $48.3 million in Federal Home Loan Bank of Boston advances. Additionally, at June 30, 2024, we had a $2.4 million line of credit with the Federal Home Loan Bank of Boston, none of which was drawn at June 30, 2024.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $405,000 and $2.1 million for the years ended June 30, 2024 and 2023, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans and proceeds from maturing securities and pay downs on securities, was $5.7 million for the year ended June 30, 2024, primarily due to a net decrease in loans of $5.6 million, and maturities, prepayments and calls of securities of $17.1 million, partially offset by the purchase of $16.7 million of securities. Net cash flows used in investing activities for the year ended June 30, 2023 was $6.9 million, primarily related to purchases of securities held to maturity of $16.8 million and an increase in net loans of $3.3 million, partially offset by maturities, prepayments and calls of securities held to maturity of $13.7 million. Net cash provided by financing activities was $14.0 million for the year ended June 30, 2024, primarily due to a net increase in deposits of $7.5 million and the net increase in FHLB advances of $6.7 million. Net cash used in financing activities was $20.0 million for the year ended June 30, 2023, primarily from the net decrease in deposits, offset by a $3.7 million increase in FHLB advances.

We are committed to maintaining a strong liquidity position and monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits as supplemented by the use of Federal Home Loan Bank of Boston advances as needed.

Capital Resources. At June 30, 2024 and 2023 the Bank exceeded all of its regulatory capital requirements. See Note 9 to the consolidated financial statements of this annual report.

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

At June 30, 2024, we had $775,000 of commitments to originate loans and $6.1 million of unadvanced funds under home equity lines of credit. See Note 10 to the audited consolidated financial statements for further information.

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

Item 8. Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CFSB Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CFSB Bancorp, Inc. and subsidiaries (the Company) as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended and the related notes (collectively, “the financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 1 to the financial statements, during the year ended June 30, 2024, the Company has changed its method of accounting for credit losses due to the adoption of ASC Topic 326, Financial Instruments - Credit Losses. Our opinion is not modified with respect to this matter.

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

By:/s/ Wolf & Company, P.C.

Boston, Massachusetts

September 18, 2024

CFSB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30,	June 30,
	2024	2023
Assets:
Cash and due from banks	$1,339	$1,486
Short-term investments	25,620	5,375
Total cash and cash equivalents	26,959	6,861
Securities available for sale, at fair value	113	146
Securities held to maturity, at amortized cost, net of $149,000 in allowance for credit loss, fair value of $133,420 at June 30, 2024 and $132,273 at June 30, 2023	146,994	147,902
Federal Home Loan Bank stock, at cost	704	381
Loans, net of allowance for credit losses of $1,553 at June 30, 2024 and $1,747 at June 30, 2023	170,438	175,911
Premises and equipment, net	3,246	3,413
Accrued interest receivable	1,398	1,363
Bank-owned life insurance	10,670	10,402
Deferred tax asset	1,245	1,079
Operating lease right of use asset	860	953
Other assets	812	596
Total assets	$363,439	$349,007

Liabilities and Stockholders' Equity:
Deposits
Non-interest bearing	$34,124	$32,760
Interest-bearing	236,717	230,616
Total deposits	270,841	263,376
Federal Home Loan Bank of Boston advances	10,350	3,675
Mortgagors' escrow accounts	1,525	1,596
Operating lease liability	877	962
Accrued expenses and other liabilities	3,796	3,509
Total liabilities	287,389	273,118
Stockholders' Equity
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none outstanding	$-	$-
Common Stock, $.01 par value, 90,000,000 shares authorized, 6,621,152 issued and outstanding as of June 30, 2024 and 6,632,642 issued and outstanding as of June 30, 2023	65	65
Additional paid-in capital	28,139	27,814
Treasury stock at cost, 11,490 shares at June 30, 2024	(78)	-
Retained earnings	50,226	50,416
Accumulated other comprehensive loss	(1)	(3)
Unearned compensation - ESOP, 230,084 and 240,310 shares unallocated at June 30, 2024 and June 30, 2023, respectively	(2,301)	(2,403)
Total stockholders' equity	76,050	75,889
Total liabilities and stockholders' equity	$363,439	$349,007

The accompanying notes are an integral part of these consolidated financial statements

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the Year Ended
	June 30,	June 30,
	2024	2023
Interest and dividend income:
Interest and fees on loans	$7,020	$6,695
Interest and dividends on debt securities:
Taxable	3,736	3,228
Tax-exempt	363	414
Interest on short-term investments	552	341
Total interest and dividend income	11,671	10,678

Interest expense:
Deposits	4,513	1,872
Borrowings	453	54
Total interest expense	4,966	1,926

Net interest income	6,705	8,752
Provision for (reversal of) credit losses:
Loans	(203)	-
Off-balance sheet credit exposures-loans	8	-
Securities held to maturity	(127)	-
Total provision for (reversal of) credit losses:	(322)	-
Net interest income after provision for (reversal of) credit losses	7,027	8,752

Non-interest income:
Customer service fees	155	146
Income on bank-owned life insurance	268	258
Other income	242	260
Total non-interest income	665	664

Non-interest expenses:
Salaries and employee benefits	4,558	4,517
Occupancy and equipment	975	1,028
Advertising	140	185
Data processing	369	344
Deposit insurance	133	106
Other general and administrative	1,523	1,489
Total non-interest expenses	7,698	7,669
Income (loss) before income taxes	(6)	1,747
Provision (benefit) for income taxes	(39)	301
Net income	$33	$1,446

Net income per share:
Basic	$0.01	$0.23
Diluted	$0.01	$0.23

Weighted average shares outstanding:
Basic	6,291,529	6,275,819
Diluted	6,291,529	6,275,874

The accompanying notes are an integral part of these consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Year Ended
	June 30,
	2024	2023
Net income	$33	$1,446
Other comprehensive loss:
Change in unrealized holding losses	4	(5)
Net change in unrealized losses	4	(5)
Tax effect	(2)	2
Net-of-tax amount	2	(3)
Comprehensive income	$35	$1,443

The accompanying notes are an integral part of these consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except share data)

						Accumulated
			Additional			Other	Unearned
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Compensation
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	ESOP	Total
Balance at June 30, 2023	6,632,642	$65	$27,814	$-	$50,416	$(3)	$(2,403)	$75,889
Cumulative effect accounting adjustment(1)	-	-	-	-	(223)	-	-	(223)
Net income	-	-	-	-	33	-	-	33
Other comprehensive income	-	-	-	-	-	2	-	2
Stock-based compensation	-	-	358	-	-	-	-	358
Treasury stock purchased	(11,490)	-	-	(78)	-	-	-	(78)
ESOP shares committed to be released	-	-	(33)	-	-	-	102	69
Balance at June 30, 2024	6,621,152	$65	$28,139	$(78)	$50,226	$(1)	$(2,301)	$76,050

Balance at June 30, 2022	6,521,642	$65	$27,720	$-	$48,970	$-	$(2,505)	$74,250
Net income	-	-	-	-	1,446	-	-	1,446
Other comprehensive loss	-	-	-	-	-	(3)	-	(3)
Restricted stock awards granted	111,000	-	-	-	-	-	-	-
Stock-based compensation	-	-	109	-	-	-	-	109
ESOP shares committed to be released	-	-	(15)	-	-	-	102	87
Balance at June 30, 2023	6,632,642	$65	$27,814	$-	$50,416	$(3)	$(2,403)	$75,889

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

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$33	$1,446
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	(322)	-
Amortization of securities, net	327	437
Net change in deferred loan costs and fees	36	2
Increase in cash surrender value of bank-owned life insurance	(268)	(258)
Deferred income tax expense	(80)	2
Depreciation and amortization, net	238	235
ESOP expense	69	87
Stock-based compensation	358	109
Net increase in accrued interest receivable	(35)	(98)

Other, net	48	91
Net cash provided by operating activities	404	2,053
Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	37	48
Activity in securities held to maturity:
Maturities, prepayments and calls	17,132	13,668
Purchases	(16,700)	(16,768)
Purchases of Federal Home Loan Bank of Boston stock	(323)	(190)
Loan originations and payments, net	5,628	(3,320)
Additions to premises and equipment	(71)	(314)
Net cash provided by (used in) investing activities	5,703	(6,876)
Cash flows from financing activities:
Net increase (decrease) in deposits	7,465	(23,699)
Treasury stock purchased	(78)	-
Net decrease in short-term borrowings	(3,675)	3,675
Proceeds from long-term borrowings	10,350	-
Net (decrease) increase in mortgagors' escrow accounts	(71)	41
Net cash provided by (used in) financing activities	13,991	(19,983)
Net change in cash and cash equivalents	20,098	(24,806)
Cash and cash equivalents at beginning of period	6,861	31,667
Cash and cash equivalents at end of period	$26,959	$6,861
Supplemental information:
Interest paid on deposits and short-term borrowings	$4,898	$1,926
Income taxes paid	$85	$540
Adoption of ASU 2016-2	$-	$1,044
Adoption of ASU 2016-13	$223	$-

The accompanying notes are an integral part of these consolidated financial statements

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of presentation and consolidation

These consolidated financial statements of CFSB Bancorp, Inc. (the "Company") include the accounts of Colonial Federal Savings Bank (the “Bank”) and its wholly-owned subsidiary, Beach Street Security Corporation, which was established to buy, hold, and sell securities. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments necessary for a fair presentation are reflected in these consolidated financial statements, and all adjustments made are of a normal recurring nature.

Business

The Bank provides a variety of financial services to individuals and small businesses through its offices in Quincy, Holbrook, and Weymouth. Its primary deposit products are savings, checking and term certificate accounts, and its primary lending product is one- to four-family residential mortgage, multi-family, and commercial real estate loans.

Reorganization and Offering

On January 12, 2022, the Bank reorganized from a federally chartered mutual savings bank to a two-tier mutual holding company structure. As part of the reorganization, a mutual holding company (the “MHC”) was formed as a federal corporation, into which all of the current voting rights of the members of the Bank were transferred. As part of the reorganization, the Bank converted to a federal stock savings bank. The Company, a stock holding company, was established as a federal corporation and a majority-owned subsidiary of the MHC at all times so long as the MHC remains in existence. Concurrently with the reorganization, the Company sold 43% of its common stock in a stock offering on a priority basis to depositors of the Bank and the tax qualified employee plans of the Bank and contributed 2% of its common stock to a charitable foundation established as a part of the reorganization. The remainder of the Company common stock is held by the MHC. The Company sold 2,804,306 shares of common stock at $10.00 per share for gross offering proceeds of $28.0 million.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated ESOP shares and non-vested restricted shares. Diluted EPS is computed using the same method as basic EPS and reflects the potential dilution that could occur if stock options shares were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the year ended June 30, 2024, there were no anti-dilutive shares. For the year ended June 30, 2023, 272,945 shares were excluded from the computation of diluted earnings per share because they were anti-dilutive. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculation for the years ended June 30, 2024 and 2023.

	For the Year Ended
(Dollars In thousands)	June 30, 2024	June 30, 2023
Net income	$33	$1,446

Weighted average number of common shares outstanding	6,631,443	$6,555,275
Less: Average unallocated ESOP shares	(235,611)	$(245,823)
Less: Average non-vested restricted shares	(104,303)	$(33,633)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	6,291,529	6,275,819
Dilutive effect of share-based compensation	-	55
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,291,529	6,275,874

Earnings per common share
Basic	$0.01	$0.23
Diluted	$0.01	$0.23

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term is the allowance for credit losses.

Reclassification

Certain amounts in the 2023 consolidated financial statements have been reclassified to conform to the 2024 presentation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, and interest-bearing deposits consisting primarily of balances at the Federal Reserve Bank of Boston and deposits sold that mature overnight. The Company may from time to time have deposits in financial institutions which exceed federally insured limits. At June 30, 2024 and 2023, the Company had a concentration of cash on deposit at the Federal Reserve Bank of Boston amounting to $22,682,000 and $1,660,000, respectively.

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

As of June 30, 2024, HTM securities are carried at amortized cost and AFS securities are carried at fair value. On July 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and HTM debt securities. The Company measures expected credit losses on HTM debt securities on a collective basis by security type and risk rating where available. Any expected credit losses on HTM securities would be presented as an allowance for credit loss.

In addition, ASC 326 made changes to the accounting for AFS debt securities. The Company measures expected credit losses on AFS debt securities based upon the gain or loss position of the security. If the Company does not expect to recover the entire amortized cost basis of an AFS debt security, an allowance for credit losses would be recorded, with a related charge to earnings, limited by the amount of the fair value of the security less its amortized cost. If the Company intends to sell the AFS debt security or it is more likely than not that the Company will be required to sell the AFS debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB of Boston may declare dividends on the stock. The Company reviews its investment in FHLB stock for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of June 30, 2024 and 2023, no impairment has been recognized.

Loans

The Company’s loan portfolio includes residential real estate, commercial real estate, construction, and consumer loan segments. Residential real estate loans include classes for one- to four-family, multi-family, second mortgages and home equity lines of credit.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for credit losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. When loans are sold or paid off, any unamortized fees and costs are recorded in earnings.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses

The allowance for credit losses (“ACL”) is an estimate of expected losses inherent within the Company's existing loan portfolio. The ACL, as reported on our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans was $520,000 at June 30, 2024, and is excluded from the ACL.

The loan loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments, which are disaggregated by call code. For each of these pools, the Company collects historical loss data, dating back to March 2008, from a selection of peer banks and applies the annual historical loss rate over the estimated remaining average life of the loan portfolio segment. The use of peer banks' historical loss rates is due to the lack of loss history experienced by the Bank. The average remaining life of a loan portfolio segment is adjusted for estimated prepayment and curtailment expectations. The modeling for estimated prepayment speeds and curtailment rates is based on a combination of internal and market estimates. The quantitative component of the ACL on loans is model-based and utilizes a forward-looking macroeconomic forecast. The Company uses a Weighted Average Remaining Maturity (“WARM”) method, incorporating historical loss data based on statistically derived economic variable loss drivers, to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, and considers historical experience, current conditions, and future expectations for segments of loans over a reasonable and supportable forecast period. The historical information is collected from a selection of peer banks and is derived from a combination of recessionary and non-recessional performance periods for which data is available.

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

WARM method

In estimating the component of the ACL for loans that share similar credit characteristics with other loans, such loans are segregated into loan segments. Loans are designated into loan segments based on call code, for ease of use of historical peer bank data. In determining the ACL, we derive an estimated credit loss assumption from a model that categorizes loans to their call codes. The model calculates an expected loss percentage for each loan call code segment by considering the related historical annual net charge-off rate for that segment, based on historical averages from a select group of peer banks dating back to March 2008, and the average remaining life of the loan segment, based on estimated prepayment and curtailment rates. The use of peer banks' historical loss rates is due to the lack of loss history experienced by the bank. The historical loss rates over the remaining life of the loan segment are adjusted for differences between the historical net charge-off rates and the expected conditions over the remaining lives of the loans related to: (1) national, regional and local economic and business conditions and developments that effect the collectability of the portfolio; (2) changes in the volume and severity of past due loans and adversely classified or graded loans, the amount of non-accrual loans and trends in charge-offs and recoveries; (3) changes in the size and composition of the portfolio and the terms of loans; (4) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; (5) changes in the experience, ability and depth of lending management and other relevant staff; (6) changes in the quality of the institution's review system; (7) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution's existing portfolio; and (8) the existence of any concentrations of credit, and changes in the level of such concentrations. The Company uses regression analysis of historical peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime net charge-off rates. This analysis also determines how net charge-off rates will react to forecasted levels of the economic variables.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

Accrued interest receivable

The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on non-accrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

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

Income taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes in the period of enactment. A valuation allowance is established against deferred tax assets when, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company’s base amount of its federal income tax reserve for loan losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the credit loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

The Company does not have any uncertain tax positions at June 30, 2024 or 2023 which require disclosure. The Company accounts for interest and penalties as part of its provision for federal and state taxes. No interest and penalties were recorded for the years ended June 30, 2024 or 2023.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

Comprehensive income/loss

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the retained earnings section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive loss, included in stockholders' equity, are as follows:

	For the Year Ended
(Dollars in thousands)	June 30, 2024	June 30, 2023
Net unrealized losses on available for sale securities	$(1)	$(5)
Tax effect	-	2
Other comprehensive loss	$(1)	$(3)

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

Recent accounting pronouncements

As an emerging growth company as defined in the Jumpstart Our Business Startups Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to non-public companies. As of June 30, 2024, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

On July 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the recognition of the allowance for credit losses be estimated using the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, Accounting Standards Codification (ASC) 326 made changes to the accounting for available-for-sale debt securities, including the requirement that credit losses be presented as an allowance rather than as a write-down on available-for-sale debt securities that are determined to have impairment related to credit losses. For further discussion related to the implementation of CECL please refer to Notes 3 and 4 of the unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Recent Accounting Pronouncements Yet to Be Adopted

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” effective January 1, 2025, with early adoption permitted, updating accounting guidance. The updated guidance requires additional disclosure and disaggregated information in the income tax rate reconciliation using both percentages and reporting currency amounts, with additional qualitative explanations of individually significant reconciling items. The updated guidance also requires disclosure of the amount of income taxes paid (net of refunds received) disaggregated by jurisdictional categories (federal (national), state and foreign). The adoption of the ASU is not expected to have a material impact on the Company's consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

2. Restrictions on cash and amounts due from banks

Effective March 26, 2020, the Board of Governors of the Federal Reserve reduced reserve requirement ratios to zero percent and therefore no reserve balance was required at June 30, 2024 or 2023.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

3. Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2024
(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities-residential	$114	$-	$114	$-	$(1)	$113
Total securities available for sale	$114	$-	$114	$-	$(1)	$113

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$998	$-	$998	$-	$(19)	$979
Mortgage-backed securities-residential	46,556	-	46,556	13	(2,763)	43,806
Mortgage-backed securities-commercial	4,462	-	4,462	11	(3)	4,470
Collateralized mortgage obligations	2,975	-	2,975	9	-	2,984
Municipal bonds	41,171	2	41,169	-	(6,347)	34,822
Corporate bonds	50,981	147	50,834	3	(4,478)	46,359
Total securities held to maturity	$147,143	$149	$146,994	$36	$(13,610)	$133,420

	June 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities-residential	$147	$-	$(5)	$142
Collateralized mortgage obligations	4	-	-	4
Total securities available for sale	$151	$-	$(5)	$146

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$996	$-	$(34)	962
Mortgage-backed securities-residential	46,619	-	(3,500)	43,119
Collateralized mortgage obligations	1	-	-	1
Municipal bonds	43,865	3	(6,423)	37,445
Corporate bonds	56,421	-	(5,675)	50,746
Total securities held to maturity	$147,902	$3	$(15,632)	$132,273

Securities with an amortized cost of $32,810,000 and a fair value of $28,478,000 at June 30, 2024 were pledged to secure a credit line with the Federal Reserve Bank. See Note 7 of these consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of debt securities, by contractual maturity, at June 30, 2024 is shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2024
	Due in One Year or Less		Due After One Year to Five Years		Due after Five Years to Ten Years		Due After 10 Years		Total
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities-residential	$1	$1	$8	$8	$93	$92	$12	$12	$114	$113
Total securities available for sale	$1	$1	$8	$8	$93	$92	$12	$12	$114	$113

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$998	$979	$-	$-	$-	$-	$-	$-	$998	$979
Mortgage-backed securities-residential	-	-	3,255	3,135	17,201	15,965	26,100	24,706	46,556	43,806
Mortgage-backed securities-commercial	-	-	1,006	1,004	3,456	3,466	-	-	4,462	4,470
Collateralized mortgage obligations	-	-	-	-	2,975	2,984	-	-	2,975	2,984
Municipal bonds	3,320	3,295	7,144	6,978	13,510	11,489	17,197	13,060	41,171	34,822
Corporate bonds	1,247	1,234	38,095	35,253	9,946	8,568	1,693	1,304	50,981	46,359
Total securities held to maturity	$5,565	$5,508	$49,500	$46,370	$47,088	$42,472	$44,990	$39,070	$147,143	$133,420

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

Allowance for Credit Losses - Securities Available for Sale

The Company measures expected credit losses on securities available for sale based upon the gain or loss position of the security. For securities available for sale in an unrealized loss position which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost, the Company evaluates qualitative criteria to determine any expected loss. This includes among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. Securities available for sale which are guaranteed by government agencies do not currently have an allowance for credit loss, as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise Federal Home

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), or Government National Mortgage Association (“GNMA”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate its position no less than annually, however, certain items may cause the Company to change this methodology, which include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Accrued interest receivable on securities available for sale guaranteed by government agencies totaled $500 at June 30, 2024 and is excluded from the estimate of credit losses. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings, limited by the amount of the fair value of the security less its amortized cost. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. There were no securities available for sale not guaranteed by government agencies at June 30, 2024.

Allowance for Credit Losses - Securities Held to Maturity

The Company measures expected credit losses on securities held to maturity on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default basis taking into consideration the expected life of each security. Held-to-maturity securities which are issued by the United States Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise FHLMC, FNMA, or GNMA. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate its position no less than annually, however, certain items may cause the Company to change this methodology which include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses on held-to-maturity securities would be presented as an allowance for credit loss. Accrued interest receivable on held-to-maturity securities totaled $863,000 at June 30, 2024 and is excluded from the estimate of credit losses.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following tables summarize the activity in the allowance for credit losses for securities held to maturity by security type for the dates indicated:

	Government-sponsored Enterprises
(In thousands)	Debt Obligations	Mortgage-backed Securities	Municipal Bonds	Corporate Bonds	Total
Balance at June 30, 2023	$-	$-	$-	$-	$-
Adoption of ASU 2016-13	-	-	2	274	276
Adjusted beginning balance	-	-	2	274	276
Reversal of credit losses	-	-	-	(127)	(127)
Balance at June 30, 2024	$-	$-	$2	$147	$149

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Information pertaining to securities with gross unrealized losses at June 30, 2024 and 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2024
	Less Than Twelve Months				Over Twelve Months
(In thousands)	Number of Securities	Gross Unrealized Losses	Fair Value	Depreciation from Amortized Cost Basis (%)	Number of Securities	Gross Unrealized Losses	Fair Value	Depreciation from Amortized Cost Basis (%)
Securities available for sale:
Mortgage-backed securities-residential	-	$-	$-	-%	31	$1	$74	1.3%
Total temporarily impaired securities available for sale	-	$-	$-	-%	31	$1	$74	1.3%

Securities held to maturity:
Government-sponsored enterprises:
Mortgage-backed securities-residential	5	$25	$3,575	0.7%	122	$2,738	$34,679	7.3%
Mortgage-backed securities-commercial	2	3	1,885	0.1%	-	-	-	-
Debt obligations	-	-	-	-	1	19	979	1.9%
Municipal bonds	8	56	3,724	1.5%	41	6,291	30,085	17.3%
Corporate bonds	1	5	1,529	0.3%	38	4,473	43,975	9.2%
Total temporarily impaired securities held to maturity	16	$89	$10,713	0.8%	202	$13,521	$109,718	11.0%

	June 30, 2023
	Less Than Twelve Months				Over Twelve Months
(In thousands)	Number of Securities	Gross Unrealized Losses	Fair Value	Depreciation from Amortized Cost Basis (%)	Number of Securities	Gross Unrealized Losses	Fair Value	Depreciation from Amortized Cost Basis (%)
Securities available for sale:
Mortgage-backed securities-residential	20	$2	$71	2.7%	20	$3	$67	4.3%
Total temporarily impaired securities available for sale	20	$2	$71	2.7%	20	$3	$67	4.3%

Securities held to maturity:
Government-sponsored enterprises:
Mortgage-backed securities-residential	27	$336	$10,494	3.1%	115	$3,164	$32,597	8.8%
Debt obligations	1	34	962	3.4	-	-	-	-
Municipal bonds	11	111	6,280	1.7	35	6,312	27,676	18.6
Corporate bonds	9	318	9,534	3.2	38	5,357	40,213	11.8
Total temporarily impaired securities held to maturity	48	$799	$27,270	2.8%	188	$14,833	$100,486	12.9%

At June 30, 2024, 249 debt securities have unrealized losses with aggregate depreciation of 10.15% from the Company's amortized cost basis. These unrealized losses are the result of changes in the interest rate environment and there have been no downgrades in the investment quality of these securities or the issuers. The contractual terms of

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

these securities do not permit the entities to settle the security at a price less than par value. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, it does not consider these securities to be credit impaired at June 30, 2024.

There were no sales of securities available for sale during the years ended June 30, 2024 and 2023.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Credit Quality Indicators

The Company monitors the credit quality of securities through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. Based on credit ratings all securities are investment grade at June 30, 2024 and June 30, 2023. The following tables provide the amortized cost of securities available for sale and securities held to maturity at the dates indicated:

	June 30, 2024
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Total
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities-residential	$114	$-	$-	$-	$-	$-	$-	$-	$-
Total securities available for sale	$114	$-	$-	$-	$-	$-	$-	$-	$-

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$998	$-	$-	$-	$-	$-	$-	$-	$998
Mortgage-backed securities-residential	46,556	-	-	-	-	-	-	-	46,556
Mortgage-backed securities-commercial	4,462	-	-	-	-	-	-	-	4,462
Collateralized mortgage obligations	2,975	-	-	-	-	-	-	-	2,975
Municipal bonds	8,741	13,882	13,173	2,643	1,020	1,712	-	-	41,171
Corporate bonds	2,192	-	4,767	2,062	16,475	14,281	10,690	514	50,981
Total securities held to maturity	$65,924	$13,882	$17,940	$4,705	$17,495	$15,993	$10,690	$514	$147,143

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

	June 30, 2023
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Not Rated	Total
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities-residential	$147	$-	$-	$-	$-	$-	$-	$-	$-	$147
Collateralized mortgage obligations	4	-	-	-	-	-	-	-	-	4
Total securities available for sale	$151	$-	$-	$-	$-	$-	$-	$-	$-	$151

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$996	$-	$-	$-	$-	$-	$-	$-	$-	$996
Mortgage-backed securities-residential	46,619	-	-	-	-	-	-	-	-	46,619
Collateralized mortgage obligations	1	-	-	-	-	-	-	-	-	1
Municipal bonds	9,349	12,811	14,108	2,943	2,178	1,710	-	-	766	43,865
Corporate bonds	2,205	-	4,826	2,825	19,449	16,377	10,222	517	-	56,421
Total securities held to maturity	$59,170	$12,811	$18,934	$5,768	$21,627	$18,087	$10,222	$517	$766	$147,902

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

4. Loans

A summary of the balances of loans follows:

(In thousands)	June 30, 2024	June 30, 2023
Mortgage loans on real estate:
Residential:
1-4 family	$138,005	$140,109
Multifamily	12,066	12,638
Second mortgages and home equity lines of credit	3,372	2,699
Commercial	16,833	20,323
Total mortgage loans on real estate	170,276	175,769
Consumer loans:
Consumer	65	49
Home improvement	2,037	2,191
Total other loans	2,102	2,240
Total loans	172,378	178,009
Allowance for credit losses(1)	(1,553)	(1,747)
Net deferred loan fees	(387)	(351)
Loans, net	$170,438	$175,911

(1) The Company adopted ASU 2016-13 on July 1, 2023 with a modified retrospective approach. Accordingly, at June 30, 2024 the allowance for credit losses was determined in accordance with ASC 326, “Financial Instruments - Credit Losses.”

Residential loans are subject to a blanket lien securing FHLB advances. See Note 7 of these consolidated financial statements.

Included in total loans are loans due from directors and other related parties of $2.0 million and $2.1 million at June 30, 2024 and 2023, respectively. All loans made to directors have substantially the same terms and interest rates as other Bank borrowers at their origination date. The Board of Directors confirms that collateral requirements, terms, and rates are comparable to other borrowers and are in compliance with underwriting policies prior to approving loans to individual directors. The following presents the activity in amount due from directors and other related parties for the years ended June 30, 2024 and 2023:

(In thousands)	June 30, 2024	June 30, 2023
Outstanding related party loans at July 1,	$2,078	$3,047
New loans	-	-
Draws	-	3
Transfers	-	(482)
Repayments	(100)	(490)
Outstanding related party loans at June 30,	$1,978	$2,078

Effect of New Financial Accounting Standards

On July 1, 2023, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments, as amended, which requires that the recognition of the allowance for credit losses be estimated using the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and securities held to maturity. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326, Financial Instruments - Credit Losses, made changes to the accounting for securities available for sale. One such change is to require credit

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

losses be presented as an allowance rather than as a write-down on securities available for sale that are determined to have impairment related to credit losses.

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

The following table illustrates the impact of ASC 326:

	Pre-ASC Adoption	As Reported Under ASC 326
(In thousands)	June 30, 2023	July 1, 2023	Impact of ASC 326 Adoption
Assets
Allowance for credit losses on securities held to maturity	$-	$(276)	$(276)
Allowance for credit losses on loans	(1,747)	(1,759)	(12)
Deferred tax asset on allowance for credit losses	466	378	(88)

Liabilities
Allowance for credit losses on off-balance sheet exposures	$-	$23	$23

Shareholders' Equity
Retained earnings	$50,416	$50,193	$(223)

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Activity in the allowance for credit losses and allocation of the allowance to loan segments follows:

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Construction	Commercial Real Estate	Consumer	Home Improvement	Unallocated	Total
Allowance for credit losses for loans
Balance at June 30, 2023	$974	$190	$29	$-	$346	$-	$64	$144	$1,747
Adoption of ASU 2016-13(1)	139	2	23	-	(19)	2	9	(144)	12
Adjusted beginning balance	$1,113	$192	$52	$-	$327	$2	$73	$-	$1,759
Provision (benefit) for credit losses	(70)	(1)	(34)	-	(87)	2	(13)	-	(203)
Loans charged-off	-	-	-	-	-	(3)	-	-	(3)
Recoveries	-	-	-	-	-	-	-	-	-
Balance at June 30, 2024	$1,043	$191	$18	$-	$240	$1	$60	$-	$1,553

Allowance for credit losses for off-balance sheet exposures
Balance at June 30, 2023	$-	$-	$-	$-	$-	$-	$-	$-	$-
Adoption of ASU 2016-13	5	7	-	-	7	4	-	-	23
Adjusted beginning balance	$5	$7	$-	$-	$7	$4	$-	$-	$23
Provision (benefit) for credit losses	-	19	-	-	(7)	(4)	-	-	8
Balance at June 30, 2024	$5	$26	$-	$-	$-	$-	$-	$-	$31

Allowance for loan losses
Balance at June 30, 2022	$986	$215	$22	$4	$252	$-	$61	$207	$1,747
Provision (credit) for loan losses	(12)	(25)	7	(4)	94	-	3	(63)	-
Loans charged-off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance at June 30, 2023	$974	$190	$29	$-	$346	$-	$64	$144	$1,747

(1) Represents the net adjustment needed to reflect the cumulative day one impact pursuant to the Company's adoption of ASU 2016-13 (i.e., the cumulative effect adjustment related to the adoption of ASU 2016-13 as of July 1, 2023).

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The allocation of the allowance for credit losses on loans to each category is presented as of June 30, 2024.

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Commercial Real Estate	Consumer	Home Improvement	Unallocated	Total
June 30, 2024
Allowance for credit losses on loans
Individually evaluated for credit losses	$10	$-	$-	$-	$-	$-	$-	$10
Collectively evaluated for credit losses	1,033	191	18	240	1	60	-	1,543
Total	$1,043	$191	$18	$240	$1	$60	$-	$1,553

Loans
Individually evaluated for credit losses	$1,390	$-	$-	$-	$-	$-	$-	$1,390
Collectively evaluated for credit losses	136,615	12,066	3,372	16,833	65	2,037	-	170,988
Total	$138,005	$12,066	$3,372	$16,833	$65	$2,037	$-	$172,378

The allocation of the allowance for loan losses to each category is presented as of June 30, 2023 under the incurred loss model.

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Commercial Real Estate	Consumer	Home Improvement	Unallocated	Total
June 30, 2023
Allowance for impaired loans	$-	$-	$-	$-	$-	$-	$-	$-
Allowance for non-impaired loans	974	190	29	346	-	64	144	1,747
Total allowance for loan losses	$974	$190	$29	$346	$-	$64	$144	$1,747

Impaired loans	$-	$-	$-	$-	$-	$-	$-	$-
Non-impaired loans	140,109	12,638	2,699	20,323	49	2,191	-	178,009
Total loans	$140,109	$12,638	$2,699	$20,323	$49	$2,191	$-	$178,009

At June 30, 2024 and 2023 there were no past due loans or loans on non-accrual status and there were no loans past due ninety days or more and still accruing.

At June 30, 2024 we had four loans with one borrower classified as substandard. There were no impaired loans at June 30, 2023.

Modified Loans

Occasionally, the Company will modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss, proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. Loans are designated as modified when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Company grants the borrower a concession on the terms that would not otherwise be considered. Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit based on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Company's position or significantly extends the note's maturity date, such that the present value of cash flows to be received is materially less

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

than those contractually established at the loan's origination. When principal forgiveness is provided, the amount forgiven is charged-off against the allowance for credit losses on loans.

During the year ended June 30, 2024, there were no modifications of loans to borrowers experiencing financial difficulties ("BEFD"). During the year ended June 30, 2023, there were no troubled debt restructurings or troubled debt restructurings that defaulted in the first twelve months after restructuring. There were no charge-offs on modified or troubled debt restructured loans during the years ended June 30, 2024 or June 30, 2023, respectively.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table details the amortized cost balances of the Company's loan portfolio at June 30, 2024 presented by risk rating and origination year as of the periods presented:

							Revolving
	Term Loans at Amortized Cost by Fiscal Origination Year						Loans
(In thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost	Total
June 30, 2024
Residential 1-4 family:
Pass	$10,045	$10,709	$28,969	$16,833	$17,533	$52,153	383	$136,625
Substandard	-	-	-	-	355	1,035	-	1,390
Total residential 1-4 family	10,045	10,709	28,969	16,833	17,888	53,188	383	138,015

Multifamily:
Pass	699	-	3,799	2,259	1,123	3,840	346	12,066
Total multifamily	699	-	3,799	2,259	1,123	3,840	346	12,066

Second mortgages and home equity lines of credit:
Pass	1,085	765	126	212	57	336	791	3,372
Total second mortgages and home equity lines of credit	1,085	765	126	212	57	336	791	3,372

Commercial:
Pass	498	8,654	1,059	910	836	4,805	71	16,833
Total commercial	498	8,654	1,059	910	836	4,805	71	16,833

Consumer:
Pass	32	-	-	-	13	20	-	65
Total consumer	32	-	-	-	13	20	-	65

Home improvement:
Pass	323	382	352	350	149	84	-	1,640
Total home improvement	323	382	352	350	149	84	-	1,640

Total loans
Pass	12,682	20,510	34,305	20,564	19,711	61,238	1,591	170,601
Substandard	-	-	-	-	355	1,035	-	1,390
Net deferred fees	92	104	42	58	23	68	-	387
Total loans	$12,774	$20,614	$34,347	$20,622	$20,089	$62,341	$1,591	$172,378

At June 30, 2024 there were no loans rated doubtful or loss.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table presents information on the Company’s loans by risk ratings at June 30, 2023:

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

5. Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

(In thousands)	June 30, 2024	June 30, 2023
Land	$1,553	$1,553
Bank buildings	1,066	1,066
Building improvements	944	937
Furniture, fixtures and equipment	1,267	1,239
Leasehold improvements	321	321
	5,151	5,116
Accumulated depreciation and amortization	(1,905)	(1,703)
	$3,246	$3,413

Depreciation and amortization expense for the years ended June 30, 2024 and 2023 amounted to $238,000 and $235,000, respectively.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

6. Deposits

A summary of deposit balances, by type, is as follows:

(In thousands)	June 30, 2024	June 30, 2023
NOW and demand	$62,386	$61,538
Regular and other	54,192	64,184
Money market deposits	21,956	26,995
Total non-certificate accounts	138,534	152,717
Term certificates of $250,000 or more	26,113	24,340
Term certificates less than $250,000	106,194	86,319
Total certificate accounts	132,307	110,659
Total deposits	$270,841	$263,376

A summary of certificate accounts by maturity is as follows:

	June 30, 2024		June 30, 2023
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due within 3 months	$47,453	4.84%	$11,171	1.11%
Over 3 months to 1 year	74,112	4.17	83,590	3.23
Over 1 year to 2 years	8,200	2.43	11,813	2.33
Over 2 years to 3 years	2,231	2.44	1,900	0.61
Over 3 years to 5 years	311	0.65	2,185	2.49
	$132,307	4.27%	$110,659	2.86%

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

7. Federal Home Loan Bank Advances and Other Borrowings

Long-term advances or advances having a maturity greater than one year totaled $10.4 million at June 30, 2024, at a weighted average rate of 4.51%. The $10.4 million of long-term advances consists of four fixed-rate advances with various maturity dates during the year ending June 30, 2026. There were no overnight advances or advances having a maturity of one-month at June 30, 2024. Overnight advances or advances having a one-month maturity totaled $3.7 million at June 30, 2023 at a weighted average rate of 5.25%. There were no long-term advances at June 30, 2023.

Selected information for such long-term borrowings is as follows:

	June 30, 2024	June 30, 2023
(Dollars in thousands)
Average daily balance	$9,091	$1,037
Maximum amount outstanding at any month end	19,100	5,300

At June 30, 2024, the Bank had an available line of credit in the amount of $2,354,000 with the FHLB at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Company’s total assets. At June 30, 2024 and 2023 there were no funds advanced under the line of credit. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as first mortgage loans on owner-occupied one- to four-family residential property.

The Bank has an available line of credit under the Federal Reserve Bank Borrower-in-Custody program offered through the Discount Window. Under the terms of the credit line at June 30, 2024 and June 30, 2023, the Bank has pledged certain qualifying securities with a fair market value of $28,478,000 and $12,410,000, respectively. The line bears a variable interest rate equal to the federal funds rate plus 0.50%. At June 30, 2024 and 2023, there was no outstanding balance under this program.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

8. Income Taxes

Allocation of federal and state income taxes between current and deferred portions is as follows:

	For the Year Ended June 30,
(In thousands)	2024	2023
Current tax provision:
Federal	$4	$268
State	37	31
	41	299
Deferred tax expense (benefit):
Federal	(134)	(62)
State	87	-
Valuation allowance	(33)	64
	(80)	2
Total income tax provision (benefit)	$(39)	$301

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended June 30,
(Dollars in thousands)	2024	2023
Statutory amount	$(1)	$367
Increase (decrease) resulting from:
State taxes, net of federal tax expense (benefit)	16	22
Tax exempt interest	(42)	(85)
Bank-owned life insurance	(73)	(31)
Stock-based compensation	21	7
Other, net	(47)	(43)
Valuation allowance	87	64
Effective (benefit) tax	$(39)	$301
Effective tax rate	(650.0%)	17.2%

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The components of the net deferred tax asset are as follows:

	As of June 30,
(In thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$463	$466
Employee benefit plans	469	360
ESOP	32	23
Stock-based compensation	38	22
Accrued rent	5	1
Net unrealized loss on available for sale securities	-	2
Depreciation and amortization	-	10
Federal net operating loss carryforward	104	-
Charitable Foundation contribution carryforward	374	374
	1,485	1,258
Valuation allowance	(266)	(179)
Gross deferred tax assets	1,219	1,079

Deferred tax liabilities:
Depreciation and amortization	$26	$-
	26	-
Net deferred tax asset	$1,245	$1,079

A summary of the change in the net deferred tax asset is as follows:

	Years Ended June 30,
(In thousands)	2024	2023
Balance at beginning of fiscal year	$1,079	$1,079
Deferred tax (expense) benefit	80	(2)
Adoption of ASU 2016-13 (CECL)	88	-
Deferred tax effects of net unrealized gain on available for sale securities	(2)	2
Balance at end of fiscal year	$1,245	$1,079

The calculation of the Company's charitable contribution carryforward deferred tax asset is based upon a carryforward of approximately $1,272,000 of charitable contributions at June 30, 2024. As of June 30, 2024, it has been determined that it is more likely than not that a portion of the benefit from this charitable contribution carryforward will not be realized prior to expiration. As a result, a valuation allowance of $266,000 has been provided on this deferred tax asset for the year ended June 30, 2024. As of June 30, 2023, the valuation allowance related to the benefit from the charitable foundation contribution carryforward was $179,000. The increases of $87,000 in the year ended June 30, 2024 and $64,000 in the year ended June 30, 2023 relate to changes in assumptions regarding the realizability of the charitable contribution carryover. All other deferred tax assets as of June 30, 2024 and 2023 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of these deferred tax assets will be realized.

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

The Company and the Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statues of limitations by the internal revenue service for the years ended December 2020 through 2023. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2020 are open.

At June 30, 2024, the company has a net operating loss carryover of $493,000 with no expiration date.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

9. Minimum Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Federal banking regulations require minimum capital requirements for community banking institutions as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital, Tier 1 capital or total capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. At June 30, 2024, the Company and the Bank met the required capital conservation buffer. Management believes that the Bank’s capital levels will remain characterized as “well capitalized.”

As of June 30, 2024, the most recent notification from the Office of the Comptroller of Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank is subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank's net income for the current year, plus its net income retained for the two previous years, subject to regulatory approval.

The Bank’s actual capital amounts and ratios as of June 30, 2024 and 2023 are also presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total capital (to risk weighted assets)	$65,532	33.8%	$15,501	8.0%	$19,377	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,799	32.9	8,719	4.5	12,595	6.5
Tier 1 capital (to risk weighted assets)	63,799	32.9	11,626	6.0	15,501	8.0
Tier 1 capital (to adjusted total assets)	63,799	17.8	14,317	4.0	17,896	5.0

June 30, 2023
Total capital (to risk weighted assets)	$65,141	32.9%	$15,850	8.0%	$19,813	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,394	32.0	8,916	4.5	12,878	6.5
Tier 1 capital (to risk weighted assets)	63,394	32.0	11,888	6.0	15,850	8.0
Tier 1 capital (to adjusted total assets)	63,394	18.2	13,950	4.0	17,438	5.0

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

10. Commitments and Contingencies

Loan commitments

The Company is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and advance funds on lines of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

At June 30, 2024 and 2023, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In thousands)	June 30, 2024	June 30, 2023
Commitments to grant loans	$775	$608
Unadvanced funds on equity lines of credit	4,107	4,089
Unadvanced funds on commercial and other lines of credit	1,998	871

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

Operating lease commitments

The Company adopted ASU 2016-02, Leases (Topic 842), on July 1, 2022, using the modified retrospective transition method. Therefore, periods prior to that date were not restated. The Company elected the package of practical expedients, which permits the Company not to reassess prior conclusions about lease identifications, lease classification and direct costs. The Company did not elect to apply the hindsight expedient pertaining to using hindsight knowledge as of the effective date when determining lease terms and impairment.

As of June 30, 2024, the Company had entered into two noncancelable operating lease agreements for branch locations. The Company, by policy, does not include renewal options for leases as part of its ROU assets and lease liabilities unless they are deemed reasonably certain to exercise.

The Company’s ROU asset related to operating leases totaled $860,000 and $953,000 at June 30, 2024 and June 30, 2023, respectively and is recognized in the Company's consolidated balance sheet as an operating lease right of use asset.

The weighted average remaining lease term for operating leases was 7.88 years and 8.88 years as of June 30, 2024 and June 30, 2023, respectively. The weighted average discount rate used in the measurement of operating lease liabilities was 3.56%.as of June 30, 2024 and 2023. The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding at June 30, 2024 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in the Company's consolidated balance sheet in operating lease liability.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Years ending
(In thousands)	June 30,
2025	$117
2026	117
2027	119
2028	134
2029	134
Thereafter	387
Total minimum lease payments	$1,008
Less: Imputed interest	(131)
Total lease liability	$877

The cost of lease payments is not included above. Total rent expense for the years ended June 30, 2024 and 2023 amounted to $139,000 and $136,000, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $117,000 for the years ended June 30, 2024 and 2023.

Employment agreements

The Company maintains employment agreements with two executives (each for a term of three years) which provide for a specified annual compensation and certain other benefits as defined in the agreement. Commencing on the first anniversary of the effective date of the agreement and continuing on each anniversary thereafter, members of the Board of Directors may extend the agreement for an additional year.

The Company also maintains agreements with certain executives setting forth the terms and conditions of payment due to the executive and the rights and obligations of the parties in the event of a change in control as defined in the agreement. The agreements are subject to renewal each year by the Board of Directors prior to the anniversary of the effective date.

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

The ESOP funded its purchase of 255,648 shares through a loan from the Company equal to 100% of the purchase price of the common stock. The ESOP trustee will repay the loan principally through the Company's contributions to the ESOP over the loan term of 25 years. At June 30, 2024, the principal balance on the ESOP loan was $2.4 million.

Total compensation expense recognized in connection with the ESOP for the years ended June 30, 2024 and 2023 was $69,000 and $87,000, respectively.

Shares held by the ESOP include the following:

	June 30, 2024	June 30, 2023
Shares held by the ESOP include the following:
Allocated	20,452	10,226
Committed to be allocated	5,112	5,112
Unallocated	230,084	240,310
Total	255,648	255,648

The fair value of unallocated shares was approximately $1.5 million and $1.9 million at June 30, 2024 and June 30, 2023, respectively.

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

Pension expense under the plan for the years ended June 30, 2024 and 2023 amounted to $703,000 and $700,000, respectively.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500 amounted to $151,773,000 and $142,405,000 for the plan years ended June 30, 2022 and June 30, 2021, respectively, the latest data on file. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. Contributions of $675,000 were paid by the Company during the years ended June 30, 2024 and 2023.

The funded status (market value of plan assets divided by funding target) of the Company’s portion of the Pentegra DB Plan as of July 1, 2024 and 2023, was 109.66% and 120.63%, respectively, per the valuation reports. Market value of plan assets reflects any contributions received applied to the 2022-2023 plan year.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

401(k) plan

The Company has a savings plan which is intended to qualify under Section 401(k) of the Internal Revenue Code. The plan provides for voluntary contributions by participating employees ranging from two percent to fifteen percent of their compensation, subject to certain limitations. The Company matches 10% of the employee’s voluntary contributions up to 3% of their compensation. Employer 401(k) plan contribution expense amounted to $21,000 and $22,000 for the years ended June 30, 2024 and 2023, respectively.

Supplemental compensation plan

The Company has entered into a Supplemental Executive Retirement Plan (the “SERP”) with certain officers, which provides for payments upon attaining the retirement age noted in the SERP. The present value of these future payments is provided over the remaining terms of the officers’ employment and at June 30, 2024 and 2023, the accrued liability amounted to $941,000 and $877,000, respectively. SERP expense for the years ended June 30, 2024 and 2023 amounted to $64,000 and $63,000, respectively. In connection with these SERPs, the Company purchased life insurance policies, which have a cash surrender value of $6.1 million and $5.9 million at June 30, 2024 and 2023, respectively.

In addition, the Company provides death benefits for officers and directors of the Company under the terms of Split Dollar Agreements. The Company has purchased life insurance contracts in connection with these agreements and the cash surrender value of the policies at June 30, 2024 and 2023 amounted to $4.6 million and $4.5 million, respectively. For the years ended June 30, 2024 and 2023, post-retirement expense related to these obligations amounted to $59,000 and $96,000, respectively.

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

Assets and liabilities measured at fair value on a recurring basis

At June 30, 2024 and 2023, securities available for sale were measured at Level 2 with a fair value of $113,000 and $146,000, respectively. All fair value measurements are obtained from a third- party pricing service and are not adjusted by management. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no securities measured at fair value in Levels 1 and 3.

There are no liabilities measured at fair value on a recurring basis at June 30, 2024 and 2023.

Assets and liabilities measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no assets or liabilities measured at fair value on a non-recurring basis at June 30, 2024 or 2023.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and 2023.

	June 30, 2024
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$26,959	$26,959	$-	$-	$26,959
Securities available for sale	113	-	113	-	113
Securities held to maturity	146,994	-	133,420	-	133,420
Federal Home Loan Bank of Boston stock	704	-	-	704	704
Loans, net	170,438	-	-	152,164	152,164
Accrued interest receivable	1,398	-	-	1,398	1,398

Liabilities:
Deposits	270,841	-	-	251,463	251,463
Long-term borrowings	10,350	-	-	10,282	10,282

	June 30, 2023
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$6,861	$6,861	$-	$-	$6,861
Securities available for sale	146	-	146	-	146
Securities held to maturity	147,902	-	132,273	-	132,273
Federal Home Loan Bank of Boston stock	381	-	-	381	381
Loans, net	175,911	-	-	157,505	157,505
Accrued interest receivable	1,363	-	-	1,363	1,363

Liabilities:
Deposits	263,376	-	-	241,711	241,711
Short-term borrowings	3,675	-	-	3,667	3,667

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

13. Stock-Based Compensation

Under the CFSB Bancorp, Inc. 2023 Equity Incentive Plan (the “2023 Equity Plan”), the Company may grant options, restricted stock, restricted stock units or performance awards to its directors, officers, and employees. Both incentive stock options and nonqualified stock options may be granted under the 2023 Equity Plan with 319,560 shares initially reserved for options. Any options forfeited because vesting requirements are not met or expired will become available for re-issuance under the 2023 Equity Plan. The exercise price of each option equals the market price of the Company's stock on the date of the grant and the maximum term of each option is 10 years. The total number of shares initially reserved for restricted stock is 127,824. Options and awards generally vest ratably over three to five years. The fair value of shares awarded is based on the market price at the date of grant.

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

There were no options granted during the year ended June 30, 2024. During the year ended June 30, 2023, the Company made the following grants of options to purchase shares of common stock and used the following assumptions in measuring the fair value of such grants:

June 30, 2023
Options granted	273,000
Vesting period (years)	5
Expiration period (years)	10
Expected volatility	29.3%
Expected life (years)	6.5
Expected dividend yield	0%
Risk free interest rate	3.7%
Option fair value	$3.17

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

A summary of stock option activity for the year ended June 30, 2024 is presented in the table below:

	Outstanding				Nonvested
	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Stock Option Grants	Weighted Average Grant Date Fair Value
Balance at July 1, 2023	273,000	$8.33	-	-	273,000	$3.17
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Vested	-	-	-	-	(54,600)	3.17
Balance at June 30, 2024	273,000	$8.33	8.70	-	218,400	$3.17
Exercisable at June 30, 2024	54,600	$8.33	8.70	-
Unrecognized compensation cost	$639,000
Weighted average remaining recognition period (years)	3.70

Stock-based compensation expense applicable to stock options for the years ended June 30, 2024 and 2023 was $173,000 and $52,000, respectively. For the years ended June 30, 2024 and 2023, the tax benefits related to stock-based compensation expense applicable to stock-options was $16,600 and $0, respectively.

Restricted Stock

Shares issued may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will become available for reissuance under the 2023 Equity Plan. The fair market value of shares awarded, based on the market price at the date of grant, is amortized over the applicable vesting period. Restricted stock awarded to date has been at no cost to the awardee. The following table presents activity in restricted stock awards under the 2023 Equity Plan for the year ended June 30, 2024:

	Restricted Stock Awards	Weighted Average Grant Price
Non-vested restricted stock awards at July 1, 2023	111,000	$8.35
Granted	-	-
Vested	(22,200)	8.35
Forfeited	-	-
Non-vested restricted stock awards at June 30, 2024	88,800	$8.35
Unrecognized compensation cost	$685,000
Weighted average remaining recognition period (years)	3.70

Stock-based compensation related to restricted stock for the years ended June 30, 2024 and 2023 was $185,000 and $57,000, respectively. There were no tax benefits related to stock-based compensation expense applicable to restricted stock for the years ended June 30, 2024 and 2023.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

14. Other General and Administrative Expenses

Included in other general and administrative expense for the year ended June 30, 2024 and 2023 are certain items exceeding 1% of the Company's total interest and non-interest income as follows:

	June 30,
	2024	2023
Audit expense	$298	$262
Directors' compensation expense	157	167

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

15. Parent Company Condensed Financial Statements

Financial information as of June 30, 2024 and 2023 and for the years then ended pertaining to CFSB Bancorp, Inc. is as follows:

BALANCE SHEETS

	June 30,
	2024	2023
Assets:
Cash and due from banks	$9,355	$9,551
Investment in Colonial Federal Savings Bank	63,800	62,781
Due from Colonial Federal Savings Bank	170	614
Accrued interest receivable on ESOP loan	39	40
Deferred tax assets	141	218
ESOP loan	2,416	2,486
Other assets	165	206
Total assets	$76,086	$75,896

Liabilities and Stockholders' Equity:
Liabilities
Other liabilities	$35	$7
Total liabilities	35	7
Stockholders' Equity
Common stock	$65	$65
Additional paid-in capital	28,139	27,814
Retained earnings	50,226	50,416
Treasury stock	(78)
Accumulated other comprehensive loss	-	(3)
ESOP-Unearned compensation	(2,301)	(2,403)
Total stockholders' equity	76,051	75,889
Total liabilities and stockholders' equity	$76,086	$75,896

STATEMENTS OF OPERATIONS

	For the Year Ended
	June 30,	June 30,
	2024	2023
Interest income	$80	$80
Operating expenses	284	356
Loss before income taxes and equity in undistributed net income in Colonial Federal Savings Bank	(204)	(276)
Applicable income tax expense (benefit)	31	(68)
Loss before equity in undistributed net income of Colonial Federal Savings Bank	(235)	(208)
Equity in undistributed net income of Colonial Federal Savings Bank	268	1,654
Net income	$33	$1,446

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (concluded)

STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2024	2023
Cash flows from operating activities:
Income before income taxes	$33	$1,446
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of Colonial Federal Savings Bank	(268)	(1,654)
Decrease (increase) in due from Colonial Federal Savings Bank	444	(614)
Decrease in accrued interest receivable	1	-
Other, net	(398)	90
Net cash used in operating activities	(188)	(732)
Cash flows from investing activities:
Principal payments received on ESOP loan	70	70
Net cash provided by investing activities	70	70
Cash flows from financing activities:
Purchase of treasury stock	(78)	-
Net cash used in financing activities	(78)	-
Net change in cash and cash equivalents	(196)	(662)
Cash and cash equivalents at beginning of period	9,551	10,213
Cash and cash equivalents at end of period	$9,355	$9,551

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Treasurer and Chief Operating Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2024, the Company’s Chief Executive Officer and Treasurer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer and Chief Operating Officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control —Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Chief Executive Officer and Treasurer and Chief Operating Officer, concluded that our internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Other Information Relating to Directors and Executive Officers — Delinquent Section 16(a) Reports Compliance,” “Proposal 1 — Election of Directors,” “Corporate Governance — Code of Ethics for Senior Officers,” "Corporate Governance - Insider Trading Policy" and “— Committees of the Board of Directors — Audit Committee” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of June 30, 2024 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance. Additional information regarding stock-based compensation plans is presented in Note 13 of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

	Number of Securities to be Issued Upon Exercise of Outstanding Option, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Share-Based Compensation Plans
Equity compensation plans approved by security holders	273,000	$8.33	46,560
Equity compensation plans not approved by security holders	-	-	-
Total	273,000	$8.33	46,560

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

(2) Financial Statement Schedules:

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed below.

Exhibit Number	Description	Form	File No.	Exhibit	Exhibit Filing Date	Furnished Herewith

3.1	Charter of CFSB Bancorp, Inc.	S-1	333-259406	3.1	September 9, 2021
3.2	Bylaws of CFSB Bancorp, Inc.	S-1	333-259406	3.2	October 26, 2021
4.0	Form of Common Stock Certificate of CFSB Bancorp, Inc.	S-1	333-259406	4	September 9, 2021
10.1	Amended and Restated Employment Agreement between Colonial Federal Savings Bank and Michael E. McFarland	S-1	333-259406	10.1	September 9, 2021
10.2	Amended and Restated Employment Agreement between Colonial Federal Savings Bank and Susan J. Shea	S-1	333-259406	10.2	September 9, 2021
10.3	Change in Control Agreement between Colonial Federal Savings Bank and Kemal A. Denizkurt	S-1	333-259406	10.3	September 9, 2021
10.4	Amended and Restated Deferred Compensation Plan between Colonial Federal Savings Bank and Michael E. McFarland	S-1	333-259406	10.4	September 9, 2021
10.5	Amended and Restated Deferred Compensation Plan between Colonial Federal Savings Bank and Susan J. Shea	S-1	333-259406	10.5	September 9, 2021
10.6	Amended and Restated Deferred Compensation Plan between Colonial Federal Savings Bank and Kemal A. Denizkurt	S-1	333-259406	10.5	September 9, 2021
10.7	Form of Amended and Restated Colonial Federal Savings Bank Group Term Replacement Plan	S-1	333-259406	10.7	September 9, 2021
10.8	Retirement Death Benefit Only Plan between Colonial Federal Savings Bank and Michael E. McFarland	S-1	333-259406	10.8	September 9, 2021
10.9	Amended and Restated Split Dollar Agreement between Colonial Federal Savings Bank and Michael E. McFarland	S-1	333-259406	10.9	September 9, 2021
10.10	Amended and Restated Split Dollar Agreement between Colonial Federal Savings Bank and Paul Baharian	S-1	333-259406	10.1	September 9, 2021
10.11	Amended and Restated Split Dollar Agreement between Colonial Federal Savings Bank and Edward Keohane	S-1	333-259406	10.11	September 9, 2021
10.12	Amended and Restated Split Dollar Agreement between Colonial Federal Savings Bank and Stephen Marini	S-1	333-259406	10.12	September 9, 2021
10.13	Amended and Restated Split Dollar Agreement between Colonial Federal Savings Bank and James M. O’Leary, Jr.	S-1	333-259406	10.13	September 9, 2021

10.14	CFSB Bancorp, Inc. 2023 Equity Incentive Plan	DEF 14A	001-41220	Appendix A	January 13, 2023
21.1	Subsidiaries of CFSB Bancorp, Inc.	10-K	001-41220	21.1	September 22, 2022
23.1	Consent of Wolf & Company, P.C.					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.	Policy Relating to Recovery of Erroneously Awarded Compensation					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL)					X

16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFSB BANCORP, INC.

Date: September 18, 2024	By:	/s/ Michael E. McFarland
Michael E. McFarland
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael E McFarland	President, Chief Executive Officer and Director	September 18, 2024
Michael E McFarland	(Principal Executive Officer)

/s/ Susan Shea	Treasurer and Chief Operating Officer	September 18, 2024
Susan Shea	(Principal Financial and Accounting Officer)

/s/ James M. O'Leary, Jr.	Chairman of the Board	September 18, 2024
James M. O'Leary, Jr.

/s/ Paul N. Baharian	Director	September 18, 2024
Paul N. Baharian

/s/ Robert Guarnieri	Director	September 18, 2024
Robert Guarnieri

/s/ Edward J. Keohane	Director	September 18, 2024
Edward J. Keohane

/s/ Stephen D. Marini	Director	September 18, 2024
Stephen D. Marini

/s/ Tracy L. Wilson	Director	September 18, 2024
Tracy L. Wilson