Form 10-Q
period 2024-09-30
CFSB Bancorp, Inc. /MA/
filed 2024-11-13
CIK 1879103

s☐☐

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 6,632,642 shares of common stock, $0.01 par value per share, outstanding.

Item 1. Financial Statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	September 30,	June 30,
	2024	2024
Assets:
Cash and due from banks	$1,157	$1,339
Short-term investments	29,510	25,620
Total cash and cash equivalents	30,667	26,959
Securities available for sale, at fair value	108	113
Securities held to maturity, at amortized cost, net of $134 and $149 allowance for credit loss, fair value of $137,569 and $133,420 at September 30, 2024 and June 30, 2024, respectively	146,853	146,994
Federal Home Loan Bank stock, at cost	704	704
Loans, net of allowance for credit losses of $1,504 at September 30, 2024 and $1,553 at June 30, 2024	168,023	170,438
Premises and equipment, net	3,186	3,246
Accrued interest receivable	1,354	1,398
Bank-owned life insurance	10,739	10,670
Deferred tax asset	1,243	1,245
Operating lease right of use asset	836	860
Other assets	773	812
Total assets	$364,486	$363,439

Liabilities and Stockholders' Equity:
Deposits
Non-interest-bearing	$31,190	$34,124
Interest-bearing	240,480	236,717
Total deposits	271,670	270,841
Federal Home Loan Bank of Boston advances	10,350	10,350
Mortgagors' escrow accounts	1,590	1,525
Operating lease liability	855	877
Accrued expenses and other liabilities	3,986	3,796
Total liabilities	288,451	287,389
Stockholders' Equity
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none outstanding	$-	$-
Common Stock, $.01 par value, 90,000,000 shares authorized, 6,603,841 issued and outstanding as of September 30, 2024 and 6,621,152 issued and outstanding as of June 30, 2024	65	65
Additional paid-in capital	28,220	28,139
Treasury stock at cost, 28,801 and 11,490 shares at September 30, 2024 and June 30, 2024	(195)	(78)
Retained earnings	50,220	50,226
Accumulated other comprehensive loss	-	(1)
Unearned compensation - ESOP, 227,528 and 230,084 shares unallocated at September 30, 2024 and June 30, 2024, respectively	(2,275)	(2,301)
Total stockholders' equity	76,035	76,050
Total liabilities and stockholders' equity	$364,486	$363,439

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Net (Loss) Income (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	September 30,	September 30,
	2024	2023
Interest and dividend income:
Interest and fees on loans	$1,784	$1,722
Interest and dividends on debt securities:
Taxable	1,028	868
Tax-exempt	77	97
Interest on short-term investments	330	45
Total interest and dividend income	3,219	2,732

Interest expense:
Deposits	1,457	876
Borrowings	119	50
Total interest expense	1,576	926

Net interest income	1,643	1,806
Reversal of credit losses for securities held to maturity	(15)	(43)
Reversal of credit losses for off-balance sheet exposures	(8)	(13)
Reversal of credit losses for loans	(48)	(110)
Net interest income after reversal of credit losses	1,714	1,972

Non-interest income:
Customer service fees	41	40
Income on bank-owned life insurance	69	66
Other income	60	54
Total non-interest income	170	160

Non-interest expenses:
Salaries and employee benefits	1,096	1,144
Occupancy and equipment	251	254
Advertising	36	38
Data processing	94	89
Deposit insurance	34	33
Other general and administrative	360	358
Total non-interest expenses	1,871	1,916

Income before income taxes	13	216
Provision for income taxes	19	93
Net (loss) income	$(6)	$123

Net income (loss) per share:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02

Weighted average shares outstanding:
Basic	6,294,603	6,282,203
Diluted	6,294,603	6,282,203

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In thousands)

	For the Three Months Ended
	September 30,
	2024	2023
Net (loss) income	$(6)	$123
Other comprehensive loss:
Change in unrealized holding losses	1	-
Net change in unrealized losses	1	-
Tax effect	-	-
Net-of-tax amount	1	-
Comprehensive (loss) income	$(5)	$123

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands)

						Accumulated
			Additional			Other	Unearned
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Compensation
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	ESOP	Total
Balance at June 30, 2024	6,621,152	$65	$28,139	$(78)	$50,226	$(1)	$(2,301)	$76,050
Net loss	-	-	-	-	(6)	-	-	(6)
Other comprehensive income	-	-	-	-	-	1	-	1
Stock-based compensation	-	-	90	-	-	-	-	90
Treasury stock purchased	(17,311)	-	-	(117)	-	-	-	(117)
ESOP shares committed to be released	-	-	(9)	-	-	-	26	17
Balance at September 30, 2024	6,603,841	$65	$28,220	$(195)	$50,220	$-	$(2,275)	$76,035

Balance at June 30, 2023	6,632,642	$65	$27,814	$-	$50,416	$(3)	$(2,403)	$75,889
Cumulative effect accounting adjustment(1)	-	-	-	-	(223)	-	-	(223)
Net income	-	-	-	-	123	-	-	123
Other comprehensive loss	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	90	-	-	-	-	90
ESOP shares committed to be released	-	-	(8)	-	-	-	26	18
Balance at September 30, 2023	6,632,642	$65	$27,896	$-	$50,316	$(3)	$(2,377)	$75,897

(1) Represents adjustment needed to reflect the cumulative impact on retained earnings pursuant to the Company's adoption of Accounting Standards Update 2016-13. The adjustment presented includes $12,000 ($9,000, net of tax) attributable to the change in accounting methodology for estimating the allowance for credit losses related to loans, $276,000 ($198,000, net of tax) attributable to the change in accounting methodology for estimating the allowance for credit losses related to securities held to maturity and $23,000 ($16,000, net of tax) related to the reserve for off-balance sheet exposures resulting from the Company's adoption of the standard. The amount shown in the table above is presented net of tax.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes of Cash Flows (Unaudited)

(In thousands)

	September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(6)	$123
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Reversal of credit losses	(71)	(166)
Amortization of securities, net	65	96
Net change in deferred loan costs and fees	(6)	30
Increase in cash surrender value of bank-owned life insurance	(69)	(66)
Depreciation and amortization, net	62	59
Deferred income tax expense	2	-
ESOP expense	17	18
Stock-based compensation	90	90
Net change in accrued interest receivable	44	(32)
Other, net	238	284
Net cash provided by operating activities	366	436
Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	6	8
Activity in securities held to maturity:
Maturities, prepayments and calls	4,595	3,897
Purchases	(4,504)	(3,861)
Purchases of Federal Home Loan Bank of Boston stock	-	(24)
Loan originations and payments, net	2,470	1,899
Additions to premises and equipment	(2)	-
Net cash provided by investing activities	2,565	1,919
Cash flows from financing activities:
Net increase (decrease) in deposits	829	(2,703)
Treasury stock purchased	(117)	-
Net decrease in short-term borrowings	-	(425)
Net increase in mortgagors' escrow accounts	65	30
Net cash provided by (used in) financing activities	777	(3,098)
Net change in cash and cash equivalents	3,708	(743)
Cash and cash equivalents at beginning of period	26,959	6,861
Cash and cash equivalents at end of period	$30,667	$6,118
Supplemental information:
Interest paid on deposits and long-term borrowings	$1,607	$913
Income taxes paid	$20	$65
Adoption of ASU 2016-13	$-	$223

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

The unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation are reflected in these unaudited consolidated financial statements, and all adjustments made are of a normal recurring nature. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2024.

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

Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as

CFSB Bancorp, Inc. and Subsidiary

options) were issued during the period. There were no anti-dilutive options for the three months ended September 30, 2024 or 2023. Unearned ESOP shares are not deemed outstanding for earnings per share calculations.

The following table presents the factors used in the earnings per share calculation:

	For the Three Months Ended
(Dollars In thousands)	September 30, 2024	September 30, 2023
Net (loss) income	$(6)	$123

Weighted average number of common shares outstanding	6,612,616	6,632,642
Less: Average unallocated ESOP shares	(229,213)	(239,439)
Less: Average non-vested restricted shares	(88,800)	(111,000)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	6,294,603	6,282,203
Dilutive effect of share-based compensation	-	-
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,294,603	6,282,203

Earnings (loss) per common share
Basic	$0.00	$0.02
Diluted	$0.00	$0.02

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

Management believes that the allowance for credit losses was adequate as of September 30, 2024 and June 30, 2024. While management uses current information and reasonable and supportable forecasts to recognize losses on loans, securities and off-balance sheet commitments, future additions to the allowance for credit losses may be necessary based on changes in economic conditions or other factors. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews the Bank's allowance for credit losses, and as a result of such reviews, management may have to adjust the allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is management's responsibility and any increase or decrease in the allowance is the responsibility of management.

Management believes that the deferred tax provision was adequate as of September 30, 2024 and June 30, 2024. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” management uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. A valuation allowance results in additional income tax expense in the period in which it is recognized, which would negatively affect earnings. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require management to make projections of future taxable income. The judgments and estimates management makes in determining the deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory, economic, or business factors change. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the federal and state portion of its deferred tax asset.

CFSB Bancorp, Inc. and Subsidiary

Recent accounting pronouncements

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Income Taxes-Improvements to Income Tax Disclosures (Topic 740), which requires entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. On an annual basis, entities must disclose: (1) the amount of income taxes paid, net of refunds, disaggregated by federal, state and foreign: and (2) the amount of income taxes paid, net of refunds, disaggregated by individual jurisdictions in which income taxes paid, net of refunds received, for amounts equal to or greater than 5% of total income taxes paid. Further, the amendments also require entities to disclose: (1) income or loss from continued operations before income tax expense (or benefit) disaggregated between domestic and foreign sources; and (2) income or loss from continued operations disaggregated by federal, state, and foreign sources. This ASU, as amended, is effective for the Company in fiscal years beginning after December 15, 2024 and is not expected to have a material impact on the Company's consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

2.
RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Effective March 26, 2020, the Board of Governors of the Federal Reserve reduced reserve requirement ratios to zero percent and therefore no reserve balance was required at September 30, 2024 or June 30, 2024.

3.
SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses and allowance for credit losses, follows:

	September 30, 2024
(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities - residential	$108	$-	$108	$-	$-	$108
Total securities available for sale	$108	$-	$108	$-	$-	$108

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$998	$-	$998	$-	$(7)	$991
Mortgage-backed securities - residential	48,663	-	48,663	222	(1,615)	47,270
Mortgage-backed securities - commercial	4,321	-	4,321	10	(3)	4,328
Collateralized mortgage obligations	2,971	-	2,971	8	-	2,979
Municipal bonds	39,111	1	39,110	4	(4,953)	34,161
Corporate bonds	50,923	133	50,790	41	(2,991)	47,840
Total securities held to maturity	$146,987	$134	$146,853	$285	$(9,569)	$137,569

	June 30, 2024
(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities - residential	$114	$-	$114	$-	$(1)	$113
Total securities available for sale	$114	$-	$114	$-	$(1)	$113

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$998	$-	$998	$-	$(19)	$979
Mortgage-backed securities - residential	46,556	-	46,556	13	(2,763)	43,806
Mortgage-backed securities - commercial	4,462	-	4,462	11	(3)	4,470
Collateralized mortgage obligations	2,975	-	2,975	9	-	2,984
Municipal bonds	41,171	2	41,169	-	(6,347)	34,822
Corporate bonds	50,981	147	50,834	3	(4,478)	46,359
Total securities held to maturity	$147,143	$149	$146,994	$36	$(13,610)	$133,420

Securities with an amortized cost of $32,175,000 and a fair value of $28,957,000 at September 30, 2024 were pledged to secure a credit line with the Federal Reserve Bank. See Note 7 of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

The amortized cost and fair value of debt securities, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024
	Due in One Year or Less		Due After One Year to Five Years		Due after Five Years to Ten Years		Due After 10 Years		Total
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities - residential	$1	$1	$7	$7	$89	$90	$11	$10	$108	$108
Total securities available for sale	$1	$1	$7	$7	$89	$90	$11	$10	$108	$108

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$998	$991	$-	$-	$-	$-	$-	$-	$998	$991
Mortgage-backed securities - residential	6	6	3,025	2,960	16,062	15,325	29,570	28,979	48,663	47,270
Mortgage-backed securities - commercial	-	-	915	913	3,406	3,415	-	-	4,321	4,328
Collateralized mortgage obligations	-	-	-	-	2,971	2,979	-	-	2,971	2,979
Municipal bonds	1,235	1,225	7,155	7,140	14,941	13,177	15,780	12,619	39,111	34,161
Corporate bonds	2,251	2,241	37,056	35,331	9,926	8,901	1,690	1,367	50,923	47,840
Total securities held to maturity	$4,490	$4,463	$48,151	$46,344	$47,306	$43,797	$47,040	$42,965	$146,987	$137,569

	June 30, 2024
	Due in One Year or Less		Due After One Year to Five Years		Due after Five Years to Ten Years		Due After 10 Years		Total
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities - residential	$1	$1	$8	$8	$93	$92	$12	$12	$114	$113
Total securities available for sale	$1	$1	$8	$8	$93	$92	$12	$12	$114	$113

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$998	$979	$-	$-	$-	$-	$-	$-	$998	$979
Mortgage-backed securities - residential	-	-	3,255	3,135	17,201	15,965	26,100	24,706	46,556	43,806
Mortgage-backed securities - commercial	-	-	1,006	1,004	3,456	3,466	-	-	4,462	4,470
Collateralized mortgage obligations	-	-	-	-	2,975	2,984	-	-	2,975	2,984
Municipal bonds	3,320	3,295	7,144	6,978	13,510	11,489	17,197	13,060	41,171	34,822
Corporate bonds	1,247	1,234	38,095	35,253	9,946	8,568	1,693	1,304	50,981	46,359
Total securities held to maturity	$5,565	$5,508	$49,500	$46,370	$47,088	$42,472	$44,990	$39,070	$147,143	$133,420

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

Allowance for Credit Losses - Securities Available for Sale

The Company measures expected credit losses on securities available for sale based upon the gain or loss position of the security. For securities available for sale in an unrealized loss position which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost, the Company evaluates

CFSB Bancorp, Inc. and Subsidiary

qualitative criteria to determine any expected loss. This includes among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. Securities available for sale which are guaranteed by government agencies do not currently have an allowance for credit loss, as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), or Government National Mortgage Association (“GNMA”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. Certain items may cause the Company to change this methodology, which include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. The Company will evaluate its position no less than annually. Accrued interest receivable on securities available for sale guaranteed by government agencies totaled $500 at September 30, 2024 and is excluded from the estimate of credit losses. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings, limited by the amount of the fair value of the security less its amortized cost. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. There were no securities available for sale not guaranteed by government agencies at September 30, 2024.

Allowance for Credit Losses - Securities Held to Maturity

The Company measures expected credit losses on securities held to maturity on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default basis taking into consideration the expected life of each security. Held-to-maturity securities which are issued by the United States Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise FHLMC, FNMA, or GNMA. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. Certain items may cause the Company to change this methodology which include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. The Company will evaluate its position no less than annually. Any expected credit losses on held-to-maturity securities would be presented as an allowance for credit loss. Accrued interest receivable on held-to-maturity securities totaled $845,000 at September 30, 2024 and is excluded from the estimate of credit losses.

CFSB Bancorp, Inc. and Subsidiary

The following tables summarize the activity in the allowance for credit losses for securities held to maturity by security type for the dates indicated:

	Government-sponsored Enterprises
(In thousands)	Debt Obligations	Mortgage-backed Securities	Municipal Bonds	Corporate Bonds	Total
Balance at June 30, 2024	$-	$-	$2	$147	$149
Provision for (reversal of) credit losses	-	-	(1)	(14)	(15)
Balance at September 30, 2024	$-	$-	$1	$133	$134

	Government-sponsored Enterprises
(In thousands)	Debt Obligations	Mortgage-backed Securities	Municipal Bonds	Corporate Bonds	Total
Balance at June 30, 2023	$-	$-	$-	$-	$-
Adoption of ASU 2016-13	-	-	2	274	276
Adjusted beginning balance	$-	$-	$2	$274	$276
Provision for (reversal of) credit losses	-	-	-	(43)	(43)
Balance at September 30, 2023	$-	$-	$2	$231	$233

CFSB Bancorp, Inc. and Subsidiary

Information pertaining to securities with gross unrealized losses at September 30, 2024 or June 30, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2024
	Less Than Twelve Months				Over Twelve Months
(In thousands)	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Depreciation from Amortized Cost Basis (%)	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Depreciation from Amortized Cost Basis (%)
Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	-	$-	$-	-%	1	$7	$991	0.7%
Mortgage-backed securities - residential	2	1	999	0.1	105	1,614	30,581	5.0
Mortgage-backed securities - commercial	2	3	1,779	0.2	-	-	-	-
Municipal bonds	2	118	887	11.7	33	4,835	26,595	15.4
Corporate bonds	1	8	992	0.8	39	2,983	45,409	6.2
Total temporarily impaired securities held to maturity	7	$130	$4,657	2.7%	178	$9,439	$103,576	8.4%

	June 30, 2024
	Less Than Twelve Months				Over Twelve Months
(In thousands)	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Depreciation from Amortized Cost Basis (%)	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Depreciation from Amortized Cost Basis (%)
Securities available for sale:
Mortgage-backed securities - residential	-	$-	$-	-%	31	$1	$74	1.3%
Total temporarily impaired securities available for sale	-	$-	$-	-%	31	$1	$74	1.3%

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	-	$-	$-	-%	1	$19	$979	1.90%
Mortgage-backed securities - residential	5	25	3,575	0.7	122	2,738	34,679	7.3
Mortgage-backed securities - commercial	2	3	1,885	0.1	-	-	-	-
Municipal bonds	8	56	3,724	1.5	41	6,291	30,085	17.3
Corporate bonds	1	5	1,529	0.3	38	4,473	43,975	9.2
Total temporarily impaired securities held to maturity	16	$89	$10,713	0.8%	202	$13,521	$109,718	11.0%

At September 30, 2024, 185 debt securities had unrealized losses with an aggregate depreciation of 8.1% from the Bank’s amortized cost basis. These unrealized losses are the result of changes in the interest rate environment and there have been no downgrades in the investment quality of these securities.

CFSB Bancorp, Inc. and Subsidiary

Credit Quality Indicators

The Company monitors the credit quality of securities through the use of credit ratings on a quarterly basis. Based on credit ratings, all securities are investment grade at September 30, 2024 and June 30, 2024. The following tables provide the amortized cost of securities available for sale and securities held to maturity at the dates indicated:

	September 30, 2024
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Total
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities - residential	$108	$-	$-	$-	$-	$-	$-	$-	$108
Total securities available for sale	$108	$-	$-	$-	$-	$-	$-	$-	$108

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$998	$-	$-	$-	$-	$-	$-	$-	$998
Mortgage-backed securities - residential	48,663	-	-	-	-	-	-	-	48,663
Mortgage-backed securities - commercial	4,321	-	-	-	-	-	-	-	4,321
Collateralized mortgage obligations	2,971	-	-	-	-	-	-	-	2,971
Municipal bonds	8,170	13,901	12,364	1,945	1,019	1,712	-	-	39,111
Corporate bonds	2,189	-	4,752	2,059	18,549	10,257	12,603	514	50,923
Total securities held to maturity	$67,312	$13,901	$17,116	$4,004	$19,568	$11,969	$12,603	$514	$146,987

CFSB Bancorp, Inc. and Subsidiary

	June 30, 2024
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Not Rated	Total
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities - residential	$114	$-	$-	$-	$-	$-	$-	$-	$-	$114
Total securities available for sale	$114	$-	$-	$-	$-	$-	$-	$-	$-	$114

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$998	$-	$-	$-	$-	$-	$-	$-	$-	$998
Mortgage-backed securities - residential	46,556	-	-	-	-	-	-	-	-	46,556
Mortgage-backed securities - commercial	4,462	-	-	-	-	-	-	-	-	4,462
Collateralized mortgage obligations	2,975	-	-	-	-	-	-	-	-	2,975
Municipal bonds	8,741	13,882	13,173	2,643	1,020	1,712	-	-	-	41,171
Corporate bonds	2,192	-	4,767	2,062	16,475	14,281	10,690	514	-	50,981
Total securities held to maturity	$65,924	$13,882	$17,940	$4,705	$17,495	$15,993	$10,690	$514	$-	$147,143

There were no sales of securities during the three months ended September 30, 2024 or 2023.

CFSB Bancorp, Inc. and Subsidiary

4.
LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the balances of loans follows:

(In thousands)	September 30, 2024	June 30, 2024
Mortgage loans on real estate:
Residential:
1-4 family	$135,834	$138,005
Multifamily	11,961	12,066
Second mortgages and home equity lines of credit	3,232	3,372
Commercial	16,829	16,833
Total mortgage loans on real estate	167,856	170,276
Consumer loans:
Consumer	71	65
Home improvement	1,981	2,037
Total other loans	2,052	2,102
Total loans	169,908	172,378
Allowance for credit losses	(1,504)	(1,553)
Net deferred loan fees	(381)	(387)
Loans, net	$168,023	$170,438

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

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning July 1, 2023 are presented under ASC 326.

CFSB Bancorp, Inc. and Subsidiary

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

CFSB Bancorp, Inc. and Subsidiary

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is an estimate of current expected losses within the Company's loan portfolio. The ACL, as reported on our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by loan charge-offs, net of recoveries. Accrued interest receivable on loans was $509,000 at September 30, 2024 and $520,000 at June 30, 2024, and is excluded from the estimate of credit losses.

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

Multi-family: This segment consists of real estate loans secured by properties of five or more rental units within our market area. We consider a number of factors in originating multi-family loans. We evaluate the qualifications, income level and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy due to increased vacancy rates or diminished cash flows, which in turn would have an effect on the credit quality of this segment. Management obtains financial information annually and monitors the cash flows of these loans.

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

CFSB Bancorp, Inc. and Subsidiary

The following table presents activity in the allowance for credit losses by loan segment for the three months ended September 30, 2024 and 2023 is as follows:

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Commercial Real Estate	Consumer	Home Improvement	Unallocated	Total
Allowance for credit losses for loans
Balance at June 30, 2024	$1,043	$191	$18	$240	$1	$60	$-	$1,553
Provision (benefit) for credit losses	(39)	1	(1)	(9)	1	(1)	-	(48)
Loans charged-off	-	-	-	-	(1)	-	-	(1)
Recoveries	-	-	-	-	-	-	-	-
Balance at September 30, 2024	$1,004	$192	$17	$231	$1	$59	$-	$1,504

Allowance for credit losses for off-balance sheet exposures
Balance at June 30, 2024	$5	$26	$-	$-	$-	$-	$-	$31
Provision (benefit) for credit losses	-	(8)	-	-	-	-	-	(8)
Balance at September 30, 2024	$5	$18	$-	$-	$-	$-	$-	$23

Allowance for credit losses for loans
Balance at June 30, 2023	$974	$190	$29	$346	$-	$64	$144	$1,747
Adoption of ASU 2016-13(1)	139	2	23	(19)	2	9	(144)	12
Adjusted beginning balance	$1,113	$192	$52	$327	$2	$73	$-	$1,759
Provision (benefit) for credit losses	(42)	(11)	(9)	(36)	-	(12)	-	(110)
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance at September 30, 2023	$1,071	$181	$43	$291	$2	$61	$-	$1,649

Allowance for credit losses for off-balance sheet exposures
Balance at June 30, 2023	$-	$-	$-	$-	$-	$-	$-	$-
Adoption of ASU 2016-13(1)	5	7	-	7	4	-	-	23
Adjusted beginning balance	$5	$7	$-	$7	$4	$-	$-	$23
Provision (benefit) for credit losses	(1)	(1)	-	(7)	(4)	-	-	(13)
Balance at September 30, 2023	$4	$6	$-	$-	$-	$-	$-	$10

(1) Represents the net adjustment needed to reflect the cumulative day one impact pursuant to the Company's adoption of ASU 2016-13 (i.e., the cumulative effect adjustment related to the adoption of ASU 2016-13 as of July 1, 2023).

The $48,000 reversal for credit losses for loans was primarily due to changes in economic factors, lower loan balances and continued strong asset quality for the three months ended September 30, 2024. The $8,000 reversal for credit losses for off-balance sheet exposures was primarily due to a decrease of $842,000 in unfunded commitments for the three months ended September 30, 2024.

CFSB Bancorp, Inc. and Subsidiary

Individually Evaluated Loans

In connection with the adoption of ASU 2016-13, the Company no longer provides information on impaired loans. A loan is considered individually evaluated when, based on current information and events, the loan is rated special mention or worse. At September 30, 2024, the Company had $1.4 million in individually evaluated residential one- to four-family loans. These consisted of four loans, to one borrower, rated substandard and individually evaluated due to the borrowers' inability to show sufficient rent receipts to support the debt coverage. These loans are current.

The following tables present the allocation of the allowance for credit losses on loans to each category is presented as of September 30, 2024.

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Commercial Real Estate	Consumer	Home Improvement	Total

September 30, 2024
Allowance for credit losses on loans:
Individually evaluated for credit losses	$10	$-	$-	$-	$-	$-	$10
Collectively evaluated for credit losses	994	192	17	231	1	59	1,494
Total	$1,004	$192	$17	$231	$1	$59	$1,504
Loans
Individually evaluated for credit losses	$1,381	$-	$-	$-	$-	$-	$1,381
Collectively evaluated for credit losses	134,453	11,961	3,232	16,829	71	1,981	168,527
	$135,834	$11,961	$3,232	$16,829	$71	$1,981	$169,908

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Commercial Real Estate	Consumer	Home Improvement	Total
June 30, 2024
Allowance for credit losses on loans:
Individually evaluated for credit losses	$10	$-	$-	$-	$-	$-	$10
Collectively evaluated for credit losses	1,033	191	18	240	1	60	1,543
Total allowance for credit losses on loan	$1,043	$191	$18	$240	$1	$60	$1,553

Loans
Individually evaluated for credit losses	$1,390	$-	$-	$-	$-	$-	$1,390
Collectively evaluated for credit losses	136,615	12,066	3,372	16,833	65	2,037	170,988
Total loans	$138,005	$12,066	$3,372	$16,833	$65	$2,037	$172,378

At September 30, 2024 and June 30, 2024, there were no past due loans or loans on non-accrual. At September 30, 2024 and June 30, 2024, there were no loans past due ninety days or more and still accruing.

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

There were no loan modifications during the three months ended September 30, 2024 and 2023. During the three months ended September 30, 2024 and 2023, no modified loans defaulted (defined as 30 days or more past due) within twelve months of restructuring. There were no charge-offs on modified loans during the three months ended September 30, 2024 and 2023.

CFSB Bancorp, Inc. and Subsidiary

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

CFSB Bancorp, Inc. and Subsidiary

The following tables detail the amortized cost balances of the Company's loan portfolio presented by risk rating and origination year as of the periods presented:

								Revolving Loans
	Term Loans at Amortized Cost by Fiscal Origination Year						Revolving Loans	Converted to
(In thousands)	2025	2024	2023	2022	2021	Prior	Amortized Cost	Term Loans	Total
September 30, 2024
Residential 1-4 family:
Pass	$975	$10,007	$10,640	$28,740	$16,314	$67,490	$298	$-	$134,464
Substandard	-	-	-	-	-	1,381	-	-	1,381
Total residential 1-4 family	975	10,007	10,640	28,740	16,314	68,871	298	-	135,845

Multifamily:
Pass	-	697	-	3,772	2,243	4,909	340	-	11,961
Total multifamily	-	697	-	3,772	2,243	4,909	340	-	11,961

Second mortgages and home equity lines of credit:
Pass	-	1,074	732	53	209	390	743	31	3,232
Total second mortgages and home equity lines of credit	-	1,074	732	53	209	390	743	31	3,232

Commercial:
Pass	-	496	8,606	1,051	903	5,146	627	-	16,829
Total commercial	-	496	8,606	1,051	903	5,146	627	-	16,829

Consumer:
Pass	14	26	-	-	-	31	-	-	71
Total consumer	14	26	-	-	-	31	-	-	71

Home improvement:
Pass	85	294	363	332	323	192	-	-	1,589
Total home improvement	85	294	363	332	323	192	-	-	1,589

Total loans
Pass	1,074	12,594	20,341	33,948	19,992	78,158	2,008	31	168,146
Substandard	-	-	-	-	-	1,381	-	-	1,381
Net deferred fees	6	103	98	39	53	82	-	-	381
Total loans	$1,080	$12,697	$20,439	$33,987	$20,045	$79,621	$2,008	$31	$169,908

CFSB Bancorp, Inc. and Subsidiary

								Revolving Loans
	Term Loans at Amortized Cost by Fiscal Origination Year						Revolving Loans	Converted to
(In thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost	Term Loans	Total
June 30, 2024
Residential 1-4 family:
Pass	$10,045	$10,709	$28,969	$16,833	$17,533	$52,153	$383	$-	$136,625
Substandard	-	-	-	-	355	1,035	-	-	1,390
Total residential 1-4 family	10,045	10,709	28,969	16,833	17,888	53,188	383	-	138,015

Multifamily:
Pass	699	-	3,799	2,259	1,123	3,840	346	-	12,066
Total multifamily	699	-	3,799	2,259	1,123	3,840	346	-	12,066

Second mortgages and home equity lines of credit:
Pass	1,085	765	126	212	57	336	791	-	3,372
Total second mortgages and home equity lines of credit	1,085	765	126	212	57	336	791	-	3,372

Commercial:
Pass	498	8,654	1,059	910	836	4,805	71	-	16,833
Total commercial	498	8,654	1,059	910	836	4,805	71	-	16,833

Consumer:
Pass	32	-	-	-	13	20	-	-	65
Total consumer	32	-	-	-	13	20	-	-	65

Home improvement:
Pass	323	382	352	350	149	84	-	-	1,640
Total home improvement	323	382	352	350	149	84	-	-	1,640

Total loans
Pass	12,682	20,510	34,305	20,564	19,711	61,238	1,591	-	170,601
Substandard	-	-	-	-	355	1,035	-	-	1,390
Net deferred fees	92	104	42	58	23	68	-	-	387
Total loans	$12,774	$20,614	$34,347	$20,622	$20,089	$62,341	$1,591	$-	$172,378

At September 30, 2024, and June 30, 2024 there were $1.4 million of loans rated substandard with a provision for credit loss of $10,000. There were no loans rated special mention, doubtful or loss at September 30, 2024 and June 30, 2024.

CFSB Bancorp, Inc. and Subsidiary

5.
PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

(In thousands)	September 30, 2024	June 30, 2024
Land	$1,553	$1,553
Bank buildings	1,066	1,066
Building improvements	944	944
Furniture, fixtures and equipment	1,269	1,267
Leasehold improvements	321	321
	5,153	5,151
Accumulated depreciation and amortization	(1,967)	(1,905)
	$3,186	$3,246

Depreciation and amortization expense for the three months ended September 30, 2024 and 2023, amounted to $62,000 and $59,000, respectively.

CFSB Bancorp, Inc. and Subsidiary

6.
DEPOSITS

A summary of deposit balances, by type, is as follows:

(In thousands)	September 30, 2024	June 30, 2024
NOW and demand	$60,390	$62,386
Regular and other	54,659	54,192
Money market deposits	22,387	21,956
Total non-certificate accounts	137,436	138,534
Term certificates of $250,000 or more	25,973	26,113
Term certificates less than $250,000	108,261	106,194
Total certificate accounts	134,234	132,307
Total deposits	$271,670	$270,841

A summary of certificate accounts by maturity is as follows:

	September 30, 2024		June 30, 2024
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due within 3 months	$25,432	4.54%	$47,453	4.84%
Over 3 months to 1 year	103,588	4.25	74,112	4.17
Over 1 year to 2 years	2,557	0.52	8,200	2.43
Over 2 years to 3 years	2,285	2.42	2,231	2.44
Over 3 years to 5 years	372	0.64	311	0.65
	$134,234	4.19%	$132,307	4.27%

CFSB Bancorp, Inc. and Subsidiary

7.
FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Long-term advances or advances having a maturity greater than one year totaled $10.4 million at a weighted average rate of 4.51% at September 30, 2024 and June 30, 2024. There were no overnight or short-term advances at September 30, 2024 and June 30, 2024.

The Bank has an available line of credit in the amount of $2,354,000 with the FHLB of Boston at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank’s total assets. At September 30, 2024 and June 30, 2024, there were no funds advanced under the line of credit. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as first mortgage loans on owner-occupied one- to four-family residential property.

The Bank has an available line of credit under the Federal Reserve Bank Borrower-in-Custody program offered through the Discount Window. Under the terms of the credit line at September 30, 2024 and June 30, 2024, the Bank has pledged certain qualifying securities with a fair market value of $27.2 million and $28.5 million, respectively. The line bears a variable interest rate equal to the federal funds rate plus 0.50%. At September 30, 2024 and June 30, 2024, there was no outstanding balance under this program.

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

Federal banking regulations require minimum capital requirements for community banking institutions as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. At September 30, 2024, the Bank met the required capital conservation buffer.

As of September 30, 2024, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since receiving this notification that management believes has changed the Bank’s categorization.

The Bank’s actual capital amounts and ratios as of September 30, 2024 and June 30, 2024 are also presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Total capital (to risk weighted assets)	$65,583	34.4%	$15,271	8.0%	$19,089	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,922	33.5	8,590	4.5	12,408	6.5
Tier 1 capital (to risk weighted assets)	63,922	33.5	11,453	6.0	15,271	8.0
Tier 1 capital (to adjusted total assets)	63,922	17.6	14,517	4.0	18,146	5.0

June 30, 2024
Total capital (to risk weighted assets)	$65,532	33.8%	$15,501	8.0%	$19,377	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,799	32.9	8,719	4.5	12,595	6.5
Tier 1 capital (to risk weighted assets)	63,799	32.9	11,626	6.0	15,501	8.0
Tier 1 capital (to adjusted total assets)	63,799	17.8	14,317	4.0	17,896	5.0

CFSB Bancorp, Inc. and Subsidiary

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

At September 30, 2024 and June 30, 2024, the following financial instruments were outstanding:

(In thousands)	September 30, 2024	June 30, 2024
Commitments to grant loans	$656	$775
Unadvanced funds on equity lines of credit	3,934	4,107
Unadvanced funds on commercial and other lines of credit	1,448	1,998

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

Operating lease commitments

The Company adopted ASU 2016-02, Leases (Topic 842), on July 1, 2022, and began recognizing operating leases on its consolidated balance sheet by recording a Right-Of-Use ("ROU") asset, representing the Company's legal right to use the leased assets and a net lease liability, representing the Company's legal obligation to make these lease payments. The Company, by policy, does not include renewal options for leases as part of its ROU asset and lease liabilities unless they are deemed reasonably certain to exercise. At September 30, 2024, the Company had two non-cancelable operating lease agreements for branch locations, one of which contains a renewal option to extend lease payments for a period of five years. At September 30, 2024, the weighted average remaining lease term for operating leases was 7.63 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.56%.

Pursuant to the terms of these lease agreements in effect at September 30, 2024 pertaining to premises, future minimum rent commitments for the fiscal years ending 2025 through 2029 and thereafter are as follows:

Years ending
(In thousands)	June 30,
2025	$88
2026	117
2027	119
2028	134
2029	134
Thereafter	387
Total minimum lease payments	$979
Less: Imputed interest	(124)
Total lease liability	$855

Total lease expense for the three months ended September 30, 2024 and 2023 amounted to $34,000 and $34,000, respectively.

CFSB Bancorp, Inc. and Subsidiary

Other contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Bank’s unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

10.
EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan

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

At September 30, 2024, the principal balance on the ESOP loan was $2.4 million. The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders' equity. The Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants' accounts under the plan.

September 30, 2024
Shares held by the ESOP include the following:
Allocated	20,452
Committed to be allocated	7,668
Unallocated	227,528
Total	255,648

Defined Benefit Plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (the "Pentegra DB Plan"), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.

Pension expense under the Pentegra DB Plan amounted to $188,000 and $195,000 for three months ended September 30, 2024 and 2023, respectively. There were no contributions made to the Pentegra DB Plan during the three months ended September 30, 2024 and 2023.

401(k) Plan

The Bank has a savings plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan provides for voluntary contributions by participating employees ranging from 2% to 15% of their compensation, subject to certain limitations. The Bank matches 10% of the employee’s voluntary contributions up to 3% of their compensation. Employer 401(k) plan contribution expense amounted to $5,000 and $6,000 for the three months ended September 30, 2024 and 2023, respectively.

Supplemental Compensation Plan

The Bank has entered into a Supplemental Executive Retirement Plan (the “SERP”) with certain officers, which provides for payments upon attaining the retirement age noted in the SERP. The present value of these future payments is provided over the remaining terms of the officers’ employment and at September 30, 2024 and June 30, 2024, the accrued liability amounted to $958,000 and $941,000, respectively. SERP expense amounted to $16,000 for the three months ended September 30, 2024 and 2023. In connection with these SERPs, the Bank purchased life insurance policies, which had a cash surrender value of $6.1 million at September 30, 2024 and June 30, 2024.

In addition, the Bank provides death benefits for officers and directors of the Bank under the terms of Split Dollar Agreements. The Bank has purchased life insurance contracts in connection with these agreements and the cash surrender value of the policies were $4.6 million at September 30, 2024 and June 30, 2024. For the three months ended September 30, 2024 and 2023, post-retirement expense related to these obligations amounted to $11,000 and $19,000, respectively.

CFSB Bancorp, Inc. and Subsidiary

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

Assets and liabilities measured at fair value on a recurring basis

At September 30, 2024 and June 30, 2024, securities available for sale were measured at Level 2 with a fair value of $108,000 and $113,000, respectively. All fair value measurements are obtained from a third-party pricing service and are not adjusted by management. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no securities measured at fair value in Levels 1 or 3.

There are no liabilities measured at fair value on a recurring basis at September 30, 2024 or June 30, 2024.

Assets and liabilities measured at fair value on a non-recurring basis

The Bank may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no assets or liabilities measured at fair value on a non-recurring basis at September 30, 2024 or June 30, 2024.

CFSB Bancorp, Inc. and Subsidiary

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and June 30, 2024.

	September 30, 2024
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$30,667	$30,667	$-	$-	$30,667
Securities available for sale	108	-	108	-	108
Securities held to maturity	146,853	-	137,569	-	137,569
Federal Home Loan Bank of Boston stock	704	-	-	704	704
Loans, net	168,023	-	-	153,275	153,275
Accrued interest receivable	1,354	-	-	1,354	1,354

Liabilities:
Deposits	271,670	-	-	256,831	256,831
Long-term borrowings	10,350	-	-	10,379	10,379

	June 30, 2024
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$26,959	$26,959	$-	$-	$26,959
Securities available for sale	113	-	113	-	113
Securities held to maturity	146,994	-	133,420	-	133,420
Federal Home Loan Bank of Boston stock	704	-	-	704	704
Loans, net	170,438	-	-	152,164	152,164
Accrued interest receivable	1,398	-	-	1,398	1,398

Liabilities:
Deposits	270,841	-	-	251,463	251,463
Short-term borrowings	10,350	-	-	10,282	10,282

CFSB Bancorp, Inc. and Subsidiary

12.
STOCK-BASED COMPENSATION

Under the CFSB Bancorp, Inc. 2023 Equity Incentive Plan (the "2023 Equity Plan"), the Company may grant options, restricted stock, restricted stock units or performance awards to its directors, officers, and employees. Both incentive stock options and nonqualified stock options may be granted under the 2023 Equity Plan with 319,560 shares reserved for options. Any options forfeited because vesting requirements are not met or because they have expired will become available for re-issuance under the 2023 Equity Plan. The exercise price of each option equals the market price of the Company's stock on the date of the grant and the maximum term of each option is 10 years. The total number of shares reserved for restricted stock is 127,824. Options and awards generally vest ratably over three to five years. The fair value of shares awarded is based on the market price at the date of grant and amortized as compensation expense with a corresponding increase to additional paid-in capital over the required service period. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted based on actual forfeiture experience.

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

There were no grants of options to purchase shares of common stock during the three months ended September 30, 2024 or 2023.

CFSB Bancorp, Inc. and Subsidiary

A summary of stock option activity for the three months ended September 30, 2024 is presented in the table below:

	Outstanding				Nonvested
	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Stock Option Grants	Weighted Average Grant Date Fair Value
Balance at July 1, 2024	273,000	$8.33	8.70	$-	218,400	$3.17
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Vested	-	-	-	-
Balance at September 30, 2024	273,000	$8.33	8.45	$-	218,400	$3.17
Exercisable at September 30, 2024	54,600	$-	-	$-	-	$-
Unrecognized compensation cost	$596,000
Weighted average remaining recognition period (years)	3.45

For the three months ended September 30, 2024 and 2023, stock-based compensation expense applicable to stock options was $43,000 and $43,000, respectively. There were no tax benefits related to stock-based compensation expense applicable to stock options for the three months ended September 30, 2024 or 2023.

Restricted Stock

Shares issued may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will become available for reissuance under the 2023 Equity Plan. The fair market value of shares awarded, based on the market price at the date of the grant, is amortized over the applicable vesting period. Restricted stock awarded to date has been at no cost to the awardee. The following table presents activity in restricted stock awards under the 2023 Equity Plan for the three months ended September 30, 2024:

	Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at July 1, 2024	111,000	$8.35
Granted	-	-
Vested	22,200	8.35
Forfeited	-	-
Restricted stock awards at September 30, 2024	88,800	$8.35
Unrecognized compensation cost	$639,000
Weighted average remaining recognition period (years)	3.45

For the three months ended September 30, 2024 and 2023, stock-based compensation applicable to restricted stock was $46,000 and $47,000, respectively. There were no tax benefits related to stock-based compensation expense applicable to restricted stock for the three and nine months ended September 30, 2024 or 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis is based on our unaudited consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements, which appear beginning on page F-1 of Annual Report on Form 10-K for the year ended June 30, 2024.

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

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and the Company assumes no obligation to, and expressly disclaims any obligation to, update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, except as required by applicable law or regulation.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations is based on our unaudited consolidated financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policy discussed below to be a critical accounting policy. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in changes that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The Jumpstarts Our Business Startups Act of 2012 (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of this extended transition period. Accordingly, our unaudited consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

On July 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that the recognition of the allowance for credit losses be estimated using the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require that impairment related to credit losses be presented as an allowance rather than as a write-down on available-for-sale debt securities. For further discussion related to the implementation of CECL please refer to Notes 1, 3 and 4 of the unaudited consolidated financial statements.

There have been no additional material changes to our critical accounting policies during the three months ended September 30, 2024. For additional information on our significant accounting policies, please refer to Note 1 of the audited consolidated financial statements within our Annual Report on Form 10-K for the year ended June 30, 2024.

Comparison of Financial Condition at September 30, 2024 and June 30, 2024

Total Assets. Total assets increased $1.1 million, or 0.3%, to $364.5 million at September 30, 2024, from $363.4 million at June 30, 2024. The increase resulted primarily from increases in cash and cash equivalents of $3.7 million, or 13.8%, offset by a decrease in loans of $2.4 million, or 1.4%.

Cash and Cash Equivalents. Cash and cash equivalents increased $3.7 million, or 13.8%, to $30.7 million at September 30, 2024, from $27.0 million at June 30, 2024, primarily due to an increase in deposits of $829,000, or 0.3%, a decrease in net loans of $2.4 million, or 1.4%, and a decrease in securities held to maturity of $141,000, or 0.1%.

Net Loans. Net loans decreased $2.4 million, or 1.4%, to $168.0 million at September 30, 2024, from $170.4 million at June 30, 2024. The decrease was due primarily to a decrease in one- to four-family residential real estate loans of $2.2 million, or 1.6%, a decrease in second mortgages and home equity lines of credit of $140,000, or 4.2%, and a decrease in multi-family loans of $105,000, or 0.9%, offset by a decrease in the allowance for credit losses of $48,000, or 3.1%. The decrease in one- to four-family residential real estate loans, second mortgages and home equity lines of credit and multi-family loans was the result of borrower principal payments exceeding new originations, which decreased due to the higher interest rate environment. The decrease in the allowance for credit losses was primarily due to the decrease in loan balances and improved economic forecasted conditions.

Securities Available for Sale. Securities available for sale decreased $5,000, or 4.4%, to $108,000 at September 30, 2024, from $113,000 at June 30, 2024, due to prepayments and the change in unrealized losses.

Securities Held to Maturity. Securities held to maturity decreased $141,000, or 0.1%, to $146.9 million at September 30, 2024, from $147.0 million at June 30, 2024. The decrease was due primarily to maturities and principal repayments offset by purchases and the decrease in the provision for credit losses of $15,000 for the three months ended September 30, 2024.

Total Liabilities. Total liabilities increased $1.1 million, or 0.4%, to $288.5 million at September 30, 2024, from $287.4 million at June 30, 2024. The increase was the result of an increase in deposits of $829,000, or 0.3%, an increase in mortgagors' escrow accounts of $65,000, or 4.3%, and an increase in accrued expenses of $190,000, or 5.0%, offset by a decrease in the operating lease liability of $22,000, or 2.5%.

Deposits. Deposits increased $829,000, or 0.3%, to $271.7 million at September 30, 2024, from $270.8 million at June 30, 2024. The increase was primarily due to an increase of $1.9 million, or 1.5%, in certificates of deposit, an increase in savings accounts of $467,000, or 0.9%, and an increase in money market accounts of $431,000, or 2.0%, offset by a decrease in NOW and demand accounts of $2.0 million, or 3.2%. The change in composition and the increase in certificates of deposit was a result of the Bank offering certificate of deposit promotions as customers seek accounts with higher interest rates.

Borrowings. Borrowings, consisting entirely of FHLB advances, were $10.4 million at September 30, 2024 and June 30, 2024.

Stockholders' Equity. Total stockholders' equity decreased $15,000 to $76.0 million at September 30, 2024, from $76.0 million at June 30, 2024. The decrease was primarily due to a net loss of $6,000 and the repurchase of 17,311 shares at a cost of $117,000, offset by the change in unearned ESOP compensation of $26,000 and stock-based compensation of $90,000.

Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023

General. We recorded a net loss of $6,000 for the three months ended September 30, 2024, compared to net income of $123,000 for the three months ended September 30, 2023, a decrease of $129,000, or 104.9%. Net interest income decreased $163,000, or 9.0%, non-interest income increased $10,000, or 6.3%, non-interest expense decreased by $45,000, or 2.3%, tax expense decreased $74,000 or 79.6%, and the recovery in the provision for credit losses decreased $94,000, or 56.6%.

Interest and Dividend Income. Interest and dividend income increased $487,000, or 17.8%, to $3.2 million for the three months ended September 30, 2024, from $2.7 million for the three months ended September 30, 2023. The increase was attributable to an increase of $62,000, or 3.6%, in interest on loans, an increase of $140,000, or 14.5%, in interest on securities and an increase of $285,000, or 633.3%, in interest on short-term investments. Interest income on loans increased due to an increase in the average yield of 26 basis points to 4.16% for the three months ended September 30, 2024, from 3.90% for the three months ended September 30, 2023, offset by the decrease in the average balance of $5.2 million, to $171.5 million at September 30, 2024, from $176.7 million at September 30, 2023. Interest income on securities increased due to an increase in the average yield on securities of 39 basis points to 3.05% for the three months ended September 30, 2024, from 2.66% for the three months ended September 30, 2023, offset by the decrease in the average balance of $1.7 million to $147.6 million at September 30, 2024, from $149.3 million at September 30, 2023. Interest income on short-term investments increased due to an increase in the average balance of $23.0 million to $26.9 million for the three months ended September 30, 2024, from $3.9 million for the three months ended September 30, 2023, and a 24 basis point increase in the average yield to 4.91% at September 30, 2024, from 4.67% for the three months ended September 30, 2023. The increase in the average yield on interest-earning assets resulted from the higher interest rate environment.

Interest Expense. Interest expense increased $650,000, or 70.2%, to $1.6 million for the three months ended September 30, 2024, from $926,000 for the three months ended September 30, 2023. The increase was due to an increase in the average rate on certificates of deposit of 128 basis points to 4.28% for the three months ended September 30, 2024, from 3.00% for the three months ended September 30, 2023, and an increase in the average balance of certificates of deposit of $21.3 million to $133.1 million, from $111.8 million for the three months ended September 30, 2023 due to the higher interest rate environment and promotions offered by the Bank. Interest expense on FHLB advances increased $69,000 due to a $6.8 million increase in the average balance of borrowings to $10.4 million with an average rate of 4.60% for the three months ended September 30, 2024, compared to an average balance of borrowings of $3.6 million, with an average rate of 5.60% for the three months ended September 30, 2023. The increase in interest expense was partially offset by decreases in the average balance of savings deposits of $8.4 million, or 13.5%, to $54.0 million and a decrease in the average balance of money market deposits of $3.9 million, or 14.9%, to $22.4 million for the three months ended September 30, 2024, from $26.3 million for the three months ended September 30, 2023. The change in composition and the increase in certificates of deposits was a result of the Bank offering certificate promotions as customers seek accounts with higher interest rates.

Net Interest Income. Net interest income decreased $163,000, or 9.0%, to $1.6 million for the three months ended September 30, 2024, from $1.8 million for the three months ended September 30, 2023. The decrease was due to an increase in the average rate paid on interest-bearing liabilities of 95 basis points, offset by a 42 basis point increase in the average yield on interest-earning assets. The net interest rate spread decreased 56 basis points to 1.21% for the three months ended September 30, 2024, from 1.77% for the three months ended September 30, 2023. The net interest margin decreased 30 basis points to 1.92% for the three months ended September 30, 2024 compared to 2.22% for the three months ended September 30, 2023. The decrease in the net interest rate spread was a result of the increase in the average rate paid on interest-bearing liabilities exceeding the increase in the average yield earned on interest-bearing assets.

Provision for Credit Losses. A reversal of credit losses of $71,000 was recorded for the three months ended September 30, 2024. The $8,000 reversal of credit losses for off-balance sheet exposures was primarily due to a decrease of $842,000 in unfunded commitments for the three months ended September 30, 2024. The $48,000 reversal of credit losses for loans was recorded for the three months ended September 30, 2024, reflecting continued strong asset quality, improvements in forecasted economic conditions and lower loan balances. The allowance for credit losses for loans was $1.5 million, or 0.89% of total loans, at September 30, 2024, compared to $1.6 million, or 0.94% of total loans, at September 30, 2023. The allowance for credit losses was $1.6 million, or 0.90% of total loans, at June 30, 2024. At September 30, 2024, the Company had $1.4 million in residential one- to four-family loans rated substandard and individually evaluated due to the borrowers' inability to show sufficient rent receipts to support the debt coverage with a provision for credit loss of $10,000. There were no loans rated special mention, doubtful or loss and no non-performing loans at September 30, 2024. At September 30, 2023, we had four loans totaling $1.4 million rated special mention. We had no loans rated substandard, doubtful or loss and no non-performing loans at September 30, 2023. We had $1,000 in charge-offs related to overdrawn deposit accounts and no recoveries for the three months ended September 30, 2024. We had no charge-offs and no recoveries for the three months ended September 30, 2023.

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2024	2023	Amount	Percent
Customer service fees	$41	$40	$1	2.5%
Income on bank-owned life insurance	69	66	3	4.5%
Other income	60	54	6	11.1%
Total non-interest income	$170	$160	$10	6.3%

Non-interest income increased $10,000, or 6.3%, to $170,000 for the three months ended September 30, 2024, from $160,000 for the three months ended September 30, 2023. The increase was primarily due to a $6,000 increase in other income and a $3,000 increase in income on bank-owned life insurance.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2024	2023	Amount	Percent
Salaries and employee benefits	$1,096	1,144	$(48)	(4.2%)
Occupancy and equipment	251	254	(3)	(1.2%)
Advertising	36	38	(2)	(5.3%)
Data processing	94	89	5	5.6%
Deposit insurance	34	33	1	3.0%
Other	360	358	2	0.6%
Total non-interest expense	$1,871	$1,916	$(45)	(2.3%)

Non-interest expense decreased $45,000, or 2.3%, to $1.9 million for the three months ended September 30, 2024. The decrease was primarily due to a $48,000 decrease in salaries and employee benefit expense.

Provision for Income Taxes. The Company recorded a provision for income tax of $19,000 for the three months ended September 30, 2024, compared to a provision for income taxes of $93,000 for the three months ended September 30, 2023. The decrease of $74,000 in the provision for income taxes for the three months ended September 30, 2024 was due to the decrease in income before income taxes. Income tax expense for the three months ended September 30, 2024 was greater than pre-tax income of $13,000 due to a $46,000 increase in the valuation allowance on the charitable contribution carryover.

Average Balance and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Tax-equivalent adjustments have been made for tax-advantaged municipal securities income. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $381,000 at September 30, 2024 and 2023.

	For the Three Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$171,488	$1,784	4.16%	$176,668	$1,722	3.90%
Securities(1)	147,649	1,125	3.05%	149,259	991	2.66%
Cash and short-term investments	26,873	330	4.91%	3,852	45	4.67%
Total interest-earning assets	346,010	3,239	3.74%	329,779	2,758	3.35%
Non-interest-earning assets	17,170			16,655
Total assets	$363,180			$346,434
Interest-bearing liabilities:
Interest-bearing demand deposits	$29,753	$4	0.05%	$29,912	$4	0.05%
Savings deposits	54,004	14	0.10%	62,446	16	0.10%
Money market deposits	22,365	14	0.25%	26,271	17	0.26%
Certificates of deposit	133,142	1,425	4.28%	111,812	839	3.00%
Total interest-bearing deposits	239,264	1,457	2.44%	230,441	876	1.52%
FHLB advances	10,350	119	4.60%	3,571	50	5.60%
Total interest-bearing liabilities	249,614	1,576	2.53%	234,012	926	1.58%
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	31,748			30,971
Other non-interest-bearing liabilities	5,809			5,740
Total liabilities	287,171			270,723
Stockholders' equity	76,009			75,711
Total liabilities and stockholders' equity	$363,180			$346,434
Net interest income - FTE		$1,663			$1,832
Net interest rate spread(2)			1.21%			1.77%
Net interest-earning assets(3)	$96,396			$95,767
Net interest margin - FTE(4)			1.92%			2.22%
Average interest-bearing assets to interest-bearing liabilities			138.62%			140.92%
(1)
Includes tax equivalent adjustments for municipal securities, based on a statutory rate of 21%, of $20,000 and $26,000 for the three months ended September 30, 2024 and 2023, respectively.
(2)
Net interest rate spread represents the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

A reconciliation of income presented on a GAAP basis as compared to a fully tax-equivalent basis is below:

	For the Three Months Ended
	September 30,	September 30,
	2024	2023
Securities interest income (no tax adjustment)	$1,105	$965
Tax-equivalent adjustment	20	26
Securities (tax-equivalent basis)	$1,125	$991
Net interest income (no tax adjustment)	1,643	1,806
Tax-equivalent adjustment	20	26
Net interest income (tax-equivalent adjustment)	$1,663	$1,832

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

	For the Three Months Ended
	September 30, 2024 vs. 2023
(In thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$(50)	$112	$62
Securities	(11)	145	134
Other	269	16	285
Total interest-earning assets	208	273	481
Interest-bearing liabilities:
Interest-bearing demand deposits	-	-	-
Savings deposits	(2)	-	(2)
Money market deposits	(3)	-	(3)
Certificates of deposit	160	426	586
Total deposits	155	426	581
FHLB advances	95	(26)	69
Total interest-bearing liabilities	250	400	650
Change in net interest income	$(42)	$(127)	$(169)

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
market our deposit products;
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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model, the results of which are provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning September 30, 2024 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income.

Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast (In thousands)	Year 1 Change from Level
+400	$6,193	(13.7%)
+300	6,423	(10.5%)
+200	6,654	(7.3%)
+100	6,931	(3.4%)
Level	7,178	-
-100	7,030	(2.1%)
-200	6,869	(4.3%)
-300	6,727	(6.3%)
-400	6,403	(10.8%)
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

The table below sets forth, as of September 30, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

As of September 30, 2024
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets(3)
Change in Interest Rates (basis points)(1)	Estimated EVE(2) (In thousands)	Amount (In thousands)	Percent	EVE Ratio(4)	Decrease (basis points)
+400	$35,147	$(20,003)	(36.3%)	11.7%	(450)
+300	40,024	(15,126)	(27.4%)	12.9%	(330)
+200	45,116	(10,034)	(18.2%)	14.1%	(210)
+100	50,232	(4,918)	(8.9%)	15.2%	(100)
Level	55,150	-	-	16.2%	-
-100	59,011	3,861	7.0%	16.8%	60
-200	62,313	7,163	13.0%	17.3%	110
-300	64,513	9,363	17.0%	17.4%	120
-400	64,017	8,867	16.1%	17.0%	80

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts of Colonial Federal Savings Bank, which had a book value of $63.9 million at September 30, 2024.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2024, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 18.2% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 13.0% increase in EVE.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities and borrowings from the FHLB and the Federal Reserve Bank of Boston. At September 30, 2024, we had $10.4 million of outstanding advances from the FHLB. At September 30, 2024, we had the ability to borrow an additional $49.6 million in FHLB advances. Additionally, at September 30, 2024, we had $2.4 million and $27.2 million under available lines of credit with the FHLB and Federal Reserve Bank of Boston, respectively, none of which was drawn at September 30, 2024.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $366,000 and $436,000 for the three months ended September 30, 2024 and 2023, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on securities, was $2.6 million and $1.9 million for the three months ended September 30, 2024 and 2023, respectively. Net cash provided by financing activities was $777,000, compared to $3.1 million used in financing activities for the three months ended September 30, 2024 and 2023, respectively. Changes in net cash related to financing activities were primarily related to changes in deposit and short-term borrowing balances, offset by treasury stock purchased for the three months ended September 30, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits as supplemented by the use of FHLB advances as needed.

Capital Resources. At September 30, 2024 and June 30, 2024, the Bank exceeded all of its regulatory capital requirements. See Note 8 of the unaudited consolidated financial statements of this quarterly report.

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

At September 30, 2024, we had $656,000 of commitments to originate loans, $3.9 million of unadvanced funds under home equity lines of credit and $1.4 million of unadvanced funds under commercial and other lines of credit. See Note 9 in the Notes to the unaudited consolidated financial statements for further information.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 in the Notes to the unaudited consolidated financial statements and note 1 of the notes to our consolidated financial statements beginning on page F-1 of our Annual Report on Form 10-K for the year ended June 30, 2024. As an emerging growth company, we have elected to use the extended transition period to delay the adoption of new or re-issued accounting pronouncements applicable to public companies until such pronouncements are applicable to non-public companies.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Treasurer and Chief Operating Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2024, the Company’s Chief Executive Officer and Treasurer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2024, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

The following table provides information on repurchases by the Company of its common stock under the Company's Board approved program for the second quarter:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through July 31, 2024	3,800	$6.72	3,800	136,997
August 1, 2024 through August 30, 2024	10,700	6.76	10,700	126,297
September 1, 2024 through September 30, 2024	2,811	6.73	2,811	123,486
Total	17,311	$6.78	28,801	123,486

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers. During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” (as such term is defined in Item 408 of Regulation S-K).

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

101

The following materials for the three months ended September 30, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFSB BANCORP, INC.

Date: November 13, 2024	By:	/s/ Michael E. McFarland
Michael E. McFarland
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Susan Shea
Susan Shea
Treasurer and Chief Operating Officer
(Principal Financial and Accounting Officer)