Form 10-Q
period 2024-12-31
CFSB Bancorp, Inc. /MA/
filed 2025-02-12
CIK 1879103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 10, 2025, the registrant had 6,548,575 shares of common stock, $0.01 par value per share, outstanding.

Item 1. Financial Statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	December 31,	June 30,
	2024	2024
Assets:
Cash and due from banks	$1,506	$1,339
Short-term investments	27,323	25,620
Total cash and cash equivalents	28,829	26,959
Securities available for sale, at fair value	103	113
Securities held to maturity, net of allowance for credit losses of $119 and $149, fair value of $135,388 and $133,420 at December 31, 2024 and June 30, 2024, respectively	147,917	146,994
Federal Home Loan Bank stock, at cost	704	704
Loans, net of allowance for credit losses of $1,407 and $1,553 at December 31, 2024 and June 30, 2024, respectively	167,152	170,438
Premises and equipment, net	3,130	3,246
Accrued interest receivable	1,355	1,398
Bank-owned life insurance	10,809	10,670
Deferred tax asset	1,193	1,245
Operating lease right of use asset	812	860
Other assets	754	812
Total assets	$362,758	$363,439

Liabilities and Stockholders' Equity:
Deposits
Non-interest-bearing	$27,991	$34,124
Interest-bearing	242,367	236,717
Total deposits	270,358	270,841
Federal Home Loan Bank of Boston advances	10,350	10,350
Mortgagors' escrow accounts	1,684	1,525
Operating lease liability	833	877
Accrued expenses and other liabilities	3,862	3,796
Total liabilities	287,087	287,389
Stockholders' Equity
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none outstanding	$-	$-
Common Stock, $.01 par value, 90,000,000 shares authorized, 6,558,407 issued and outstanding as of December 31, 2024 and 6,621,152 issued and outstanding as of June 30, 2024	65	65
Additional paid-in capital	28,302	28,139
Treasury stock at cost, 74,235 and 11,490 shares at December 31, 2024 and June 30, 2024, respectively	(504)	(78)
Retained earnings	50,058	50,226
Accumulated other comprehensive loss	-	(1)
Unearned compensation - ESOP, 224,970 and 230,084 shares unallocated at December 31, 2024 and June 30, 2024, respectively	(2,250)	(2,301)
Total stockholders' equity	75,671	76,050
Total liabilities and stockholders' equity	$362,758	$363,439

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Net Loss (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
Interest and dividend income:
Interest and fees on loans	$1,765	$1,758	$3,549	$3,480
Interest and dividends on debt securities:
Taxable	1,083	904	2,111	1,772
Tax-exempt	73	93	150	190
Interest on short-term investments	342	49	672	94
Total interest and dividend income	3,263	2,804	6,482	5,536

Interest expense:
Deposits	1,455	1,051	2,912	1,927
Borrowings	119	114	238	164
Total interest expense	1,574	1,165	3,150	2,091

Net interest income	1,689	1,639	3,332	3,445
Reversal of credit losses for securities held to maturity	(15)	(99)	(30)	(141)
Provision (reversal) of credit losses for off-balance sheet exposures	33	3	25	(12)
Reversal of credit losses for loans	(97)	(8)	(145)	(117)
Net interest income after reversal of provision for credit losses	1,768	1,743	3,482	3,715

Non-interest income:
Customer service fees	36	37	77	77
Income on bank-owned life insurance	70	68	139	134
Other income	59	67	119	121
Total non-interest income	165	172	335	332

Non-interest expenses:
Salaries and employee benefits	1,218	1,267	2,314	2,411
Occupancy and equipment	237	240	488	494
Advertising	38	36	74	74
Data processing	108	101	202	190
Deposit insurance	35	33	69	66
Other general and administrative	408	432	768	790
Total non-interest expenses	2,044	2,109	3,915	4,025

Income (loss) before income taxes	(111)	(194)	(98)	22
Provision for income taxes	51	16	70	109
Net loss	$(162)	$(210)	$(168)	$(87)

Net loss per share:
Basic	$(0.03)	$(0.03)	$(0.03)	$(0.01)
Diluted	$(0.03)	$(0.03)	$(0.03)	$(0.01)

Weighted average shares outstanding:
Basic	6,271,579	6,284,768	6,283,091	6,283,485
Diluted	6,271,579	6,284,768	6,283,091	6,283,485

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Loss (Unaudited)

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net loss	$(162)	$(210)	$(168)	$(87)
Other comprehensive loss:
Change in unrealized holding losses	-	2	1	3
Net change in unrealized losses	-	2	1	3
Tax effect	-	-	-	(1)
Net-of-tax amount	-	2	1	2
Comprehensive loss	$(162)	$(208)	$(167)	$(85)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands)

						Accumulated
			Additional			Other	Unearned
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Compensation
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	ESOP	Total
Balance at September 30, 2024	6,603,841	$65	$28,220	$(195)	$50,220	$-	$(2,275)	$76,035
Net loss	-	-	-	-	(162)	-	-	(162)
Other comprehensive income	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	90	-	-	-	-	90
Treasury stock purchased	(45,434)	-	-	(309)	-	-	-	(309)
ESOP shares committed to be released	-	-	(8)	-	-	-	25	17
Balance at December 31, 2024	6,558,407	$65	$28,302	$(504)	$50,058	$-	$(2,250)	$75,671

Balance at September 30, 2023	6,632,642	$65	$27,896	$-	$50,316	$(3)	$(2,377)	$75,897
Net loss	-	-	-	-	(210)	-	-	(210)
Other comprehensive income	-	-	-	-	-	2	-	2
Stock-based compensation	-	-	89	-	-	-	-	89
ESOP shares committed to be released	-	-	(9)	-	-	-	26	17
Balance at December 31, 2023	6,632,642	$65	$27,976	$-	$50,106	$(1)	$(2,351)	$75,795

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands)

						Accumulated
			Additional			Other	Unearned
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Compensation
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	ESOP	Total
Balance at June 30, 2024	6,621,152	$65	$28,139	$(78)	$50,226	$(1)	$(2,301)	$76,050
Net loss	-	-	-	-	(168)	-	-	(168)
Other comprehensive income	-	-	-	-	-	1	-	1
Stock-based compensation	-	-	180	-	-	-	-	180
Treasury stock purchased	(62,745)	-		(426)	-	-	-	(426)
ESOP shares committed to be released	-	-	(17)	-	-	-	51	34
Balance at December 31, 2024	6,558,407	$65	$28,302	$(504)	$50,058	$-	$(2,250)	$75,671

Balance at June 30, 2023	6,632,642	$65	$27,814	$-	$50,416	$(3)	$(2,403)	$75,889
Cumulative effect accounting adjustment(1)	-	-	-		(223)	-	-	(223)
Net loss	-	-	-	-	(87)	-	-	(87)
Other comprehensive income	-	-	-	-	-	2	-	2
Stock-based compensation	-	-	179					179
ESOP shares committed to be released	-	-	(17)		-	-	52	35
Balance at December 31, 2023	6,632,642	$65	$27,976	$-	$50,106	$(1)	$(2,351)	$75,795

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

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(168)	$(87)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Reversal of credit losses	(150)	(270)
Amortization of securities, net	108	187
Net change in deferred loan costs and fees	(11)	44
Increase in cash surrender value of bank-owned life insurance	(139)	(134)
Depreciation and amortization, net	118	117
Deferred income tax expense	52	-
ESOP expense	34	35
Stock-based compensation	180	179
Net change in accrued interest receivable	43	(104)
Other, net	100	(31)
Net cash provided by (used in) operating activities	167	(64)
Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	11	17
Activity in securities held to maturity:
Maturities, prepayments and calls	8,284	7,248
Purchases	(9,284)	(8,784)
Purchases of Federal Home Loan Bank of Boston stock	-	(569)
Loan originations and payments, net	3,444	2,249
Purchase of Participation Loans	-	(1,250)
Additions to premises and equipment	(2)	(21)
Net cash provided by (used in) investing activities	2,453	(1,110)
Cash flows from financing activities:
Net decrease in deposits	(483)	(5,436)
Treasury stock purchased	(426)	-
Net increase in short-term borrowings	-	5,075
Net increase in long-term borrowings	-	10,350
Net increase in mortgagors' escrow accounts	159	48
Net cash (used in) provided by financing activities	(750)	10,037
Net change in cash and cash equivalents	1,870	8,863
Cash and cash equivalents at beginning of period	26,959	6,861
Cash and cash equivalents at end of period	$28,829	$15,724
Supplemental information:
Interest paid on deposits and long-term borrowings	$3,182	$2,054
Income taxes paid	$30	$85
Adoption of ASU 2016-13	$-	$223

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

Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as

CFSB Bancorp, Inc. and Subsidiary

options) were issued during the period. There were no anti-dilutive options for the three and six months ended December 31, 2024 or 2023. Unearned ESOP shares are not deemed outstanding for earnings per share calculations.

The following table presents the factors used in the earnings per share calculation:

	For the Three Months Ended		For the Six Months Ended
(Dollars In thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Net loss	$(162)	$(210)	$(168)	$(87)

Weighted average number of common shares outstanding	6,587,027	6,632,642	6,599,822	6,632,642
Less: Average unallocated ESOP shares	(226,648)	(236,874)	(227,931)	(238,157)
Less: Average non-vested restricted shares	(88,800)	(111,000)	(88,800)	(111,000)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	6,271,579	6,284,768	6,283,091	6,283,485
Dilutive effect of share-based compensation	-	-	-	-
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,271,579	6,284,768	6,283,091	6,283,485

Loss per common share
Basic	$(0.03)	$(0.03)	$(0.03)	$(0.01)
Diluted	$(0.03)	$(0.03)	$(0.03)	$(0.01)

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

Management believes that the allowance for credit losses was adequate as of December 31, 2024 and June 30, 2024. While management uses current information and reasonable and supportable forecasts to recognize losses on loans, securities and off-balance sheet commitments, future additions to the allowance for credit losses may be necessary based on changes in economic conditions or other factors. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews the Bank's allowance for credit losses, and as a result of such reviews, management may have to adjust the allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is management's responsibility and any increase or decrease in the allowance is the responsibility of management.

Management believes that the deferred tax provision was adequate as of December 31, 2024 and June 30, 2024. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” management uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. A valuation allowance results in additional income tax expense in the period in which it is recognized, which would negatively affect earnings. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require management to make projections of future taxable income. The judgments and estimates management makes in determining the deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory, economic, or business factors change. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the federal and state portion of its deferred tax asset.

CFSB Bancorp, Inc. and Subsidiary

Recent accounting pronouncements

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Income Taxes-Improvements to Income Tax Disclosures (Topic 740), which requires entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. On an annual basis, entities must disclose: (1) the amount of income taxes paid, net of refunds, disaggregated by federal, state and foreign and (2) the amount of income taxes paid, net of refunds, disaggregated by individual jurisdictions in which income taxes paid, net of refunds received, for amounts equal to or greater than 5% of total income taxes paid. Further, the amendments also require entities to disclose: (1) income or loss from continued operations before income tax expense (or benefit) disaggregated between domestic and foreign sources; and (2) income or loss from continued operations disaggregated by federal, state, and foreign sources. This ASU, as amended, is effective for the Company in fiscal years beginning after December 15, 2024 and is not expected to have a material impact on the Company's consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

2.
RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Effective March 26, 2020, the Board of Governors of the Federal Reserve reduced reserve requirement ratios to zero percent and therefore no reserve balance was required at December 31, 2024 or June 30, 2024.

3.
SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses and allowance for credit losses, follows:

	December 31, 2024
(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities - residential	$103	$-	$103	$-	$-	$103
Total securities available for sale	$103	$-	$103	$-	$-	$103

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$999	$-	$999	$-	$(5)	$994
Mortgage-backed securities - residential	49,824	-	49,824	41	(2,485)	47,380
Mortgage-backed securities - commercial	5,015	-	5,015	11	(4)	5,022
Collateralized mortgage obligations	2,950	-	2,950	7	-	2,957
Municipal bonds	39,136	1	39,135	-	(6,350)	32,785
Corporate bonds	50,112	118	49,994	11	(3,755)	46,250
Total securities held to maturity	$148,036	$119	$147,917	$70	$(12,599)	$135,388

	June 30, 2024
(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities - residential	$114	$-	$114	$-	$(1)	$113
Total securities available for sale	$114	$-	$114	$-	$(1)	$113

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$998	$-	$998	$-	$(19)	$979
Mortgage-backed securities - residential	46,556	-	46,556	13	(2,763)	43,806
Mortgage-backed securities - commercial	4,462	-	4,462	11	(3)	4,470
Collateralized mortgage obligations	2,975	-	2,975	9	-	2,984
Municipal bonds	41,171	2	41,169	-	(6,347)	34,822
Corporate bonds	50,981	147	50,834	3	(4,478)	46,359
Total securities held to maturity	$147,143	$149	$146,994	$36	$(13,610)	$133,420

Securities with an amortized cost of $32,174,000 and a fair value of $27,998,000 at December 31, 2024 were pledged to secure a credit line with the Federal Reserve Bank. See Note 7 of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

The amortized cost and fair value of debt securities, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2024
	Due in One Year or Less		Due After One Year to Five Years		Due after Five Years to Ten Years		Due After 10 Years		Total
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities - residential	$-	$-	$9	$9	$83	$83	$11	$11	$103	$103
Total securities available for sale	$-	$-	$9	$9	$83	$83	$11	$11	$103	$103

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$999	$994	$-	$-	$-	$-	$-	$-	$999	$994
Mortgage-backed securities - residential	26	25	2,762	2,692	15,230	14,295	31,806	30,368	49,824	47,380
Mortgage-backed securities - commercial	-	-	1,783	1,779	3,232	3,243	-	-	5,015	5,022
Collateralized mortgage obligations	-	-	-	-	2,950	2,957	-	-	2,950	2,957
Municipal bonds	1,235	1,231	7,167	7,054	15,977	13,469	14,757	11,031	39,136	32,785
Corporate bonds	1,999	1,988	36,522	34,326	9,905	8,664	1,686	1,272	50,112	46,250
Total securities held to maturity	$4,259	$4,238	$48,234	$45,851	$47,294	$42,628	$48,249	$42,671	$148,036	$135,388

	June 30, 2024
	Due in One Year or Less		Due After One Year to Five Years		Due after Five Years to Ten Years		Due After 10 Years		Total
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities - residential	$1	$1	$8	$8	$93	$92	$12	$12	$114	$113
Total securities available for sale	$1	$1	$8	$8	$93	$92	$12	$12	$114	$113

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$998	$979	$-	$-	$-	$-	$-	$-	$998	$979
Mortgage-backed securities - residential	-	-	3,255	3,135	17,201	15,965	26,100	24,706	46,556	43,806
Mortgage-backed securities - commercial	-	-	1,006	1,004	3,456	3,466	-	-	4,462	4,470
Collateralized mortgage obligations	-	-	-	-	2,975	2,984	-	-	2,975	2,984
Municipal bonds	3,320	3,295	7,144	6,978	13,510	11,489	17,197	13,060	41,171	34,822
Corporate bonds	1,247	1,234	38,095	35,253	9,946	8,568	1,693	1,304	50,981	46,359
Total securities held to maturity	$5,565	$5,508	$49,500	$46,370	$47,088	$42,472	$44,990	$39,070	$147,143	$133,420

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

CFSB Bancorp, Inc. and Subsidiary

Allowance for Credit Losses - Securities Available for Sale

The Company measures expected credit losses on securities available for sale based upon the gain or loss position of the security. For securities available for sale in an unrealized loss position which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost, the Company evaluates qualitative criteria to determine any expected loss. This includes among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. Securities available for sale which are guaranteed by government agencies do not have an allowance for credit losses, as these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), or Government National Mortgage Association (“GNMA”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. Certain items may cause the Company to change this methodology, which include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. The Company will evaluate its position no less than annually. Accrued interest receivable on securities available for sale guaranteed by government agencies totaled $1,000 at December 31, 2024 and is excluded from the estimate of credit losses. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings, limited by the amount of the fair value of the security less its amortized cost. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. There were no securities available for sale not guaranteed by government agencies at June 30, 2024

Allowance for Credit Losses - Securities Held to Maturity

The Company measures expected credit losses on securities held to maturity on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default basis taking into consideration the expected life of each security. Held-to-maturity securities which are issued by the United States Treasury or are guaranteed by government agencies do not have an allowance for credit losses as these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise FHLMC, FNMA, or GNMA. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. Certain items may cause the Company to change this methodology which include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. The Company will evaluate its position no less than annually. Any expected credit losses on held-to-maturity securities would be presented as an allowance for credit loss. Accrued interest receivable on held-to-maturity securities totaled $877,000 at June 30, 2024 and is excluded from the estimate of credit losses.

CFSB Bancorp, Inc. and Subsidiary

The following tables summarize the activity in the allowance for credit losses for securities held to maturity by security type for the dates indicated:

	Government-sponsored Enterprises
(In thousands)	Debt Obligations	Mortgage-backed Securities	Municipal Bonds	Corporate Bonds	Total
Balance at September 30, 2024	$-	$-	$1	$133	$134
Reversal of credit losses	-	-	-	(15)	(15)
Balance at December 31, 2024	$-	$-	$1	$118	$119

	Government-sponsored Enterprises
(In thousands)	Debt Obligations	Mortgage-backed Securities	Municipal Bonds	Corporate Bonds	Total
Balance at June 30, 2024	$-	$-	$2	$147	$149
Reversal of credit losses	-	-	(1)	(29)	(30)
Balance at December 31, 2024	$-	$-	$1	$118	$119

	Government-sponsored Enterprises
(In thousands)	Debt Obligations	Mortgage-backed Securities	Municipal Bonds	Corporate Bonds	Total
Balance at September 30, 2023	$-	$-	$2	$231	$233
Provision for (reversal of) credit losses	-	-	-	(99)	(99)
Balance at December 31, 2023	$-	$-	$2	$132	$134

	Government-sponsored Enterprises
(In thousands)	Debt Obligations	Mortgage-backed Securities	Municipal Bonds	Corporate Bonds	Total
Balance at June 30, 2023	$-	$-	$-	$-	$-
Adoption of ASU 2016-13	-	-	2	274	276
Adjusted beginning balance	$-	$-	$2	$274	$276
Provision for (reversal of) credit losses	-	-	-	(142)	(142)
Balance at December 31, 2023	$-	$-	$2	$132	$134

CFSB Bancorp, Inc. and Subsidiary

Information pertaining to securities with gross unrealized losses at December 31, 2024 or June 30, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2024
	Less Than Twelve Months				Over Twelve Months
(In thousands)	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Depreciation from Amortized Cost Basis (%)	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Depreciation from Amortized Cost Basis (%)
Securities available for sale:
Mortgage-backed securities - residential	-	$-	$-	-%	-	$-	$-	-%
Total temporarily impaired securities available for sale	-	$-	$-	-%	-	$-	$-	-%

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	-	$-	$-	-%	1	$5	$994	0.5%
Mortgage-backed securities - residential	18	215	15,600	1.4	104	2,270	28,248	7.4
Mortgage-backed securities - commercial	2	4	1,779	0.2	-	-	-	-
Municipal bonds	10	220	6,043	3.5	33	6,130	25,324	19.5
Corporate bonds	1	8	992	0.8	38	3,747	43,837	7.9
Total temporarily impaired securities held to maturity	31	$447	$24,414	1.8%	176	$12,152	$98,403	11.0%

	June 30, 2024
	Less Than Twelve Months				Over Twelve Months
(In thousands)	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Depreciation from Amortized Cost Basis (%)	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Depreciation from Amortized Cost Basis (%)
Securities available for sale:
Mortgage-backed securities - residential	-	$-	$-	-%	31	$1	$74	1.3%
Total temporarily impaired securities available for sale	-	$-	$-	-%	31	$1	$74	1.3%

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	-	$-	$-	-%	1	$19	$979	1.9%
Mortgage-backed securities - residential	5	25	3,575	0.7	122	2,738	34,679	7.3
Mortgage-backed securities - commercial	2	3	1,885	0.1	-	-	-	-
Municipal bonds	8	56	3,724	1.5	41	6,291	30,085	17.3
Corporate bonds	1	5	1,529	0.3	38	4,473	43,975	9.2
Total temporarily impaired securities held to maturity	16	$89	$10,713	0.8%	202	$13,521	$109,718	11.0%

At December 31, 2024, 207 debt securities had unrealized losses with an aggregate depreciation of 9.3% from the Bank’s amortized cost basis. These unrealized losses are the result of changes in the interest rate environment and there have been no downgrades in the investment quality of these securities.

CFSB Bancorp, Inc. and Subsidiary

Credit Quality Indicators

The Company monitors the credit quality of securities through the use of Standard &Poor's credit ratings on a quarterly basis. Based on credit ratings, all securities are investment grade at December 31, 2024 and June 30, 2024. The following tables provide the amortized cost of securities available for sale and securities held to maturity at the dates indicated:

	December 31, 2024
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa1	Baa2	Total
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities - residential	$103	$-	$-	$-	$-	$-	$-	$-	$-	$103
Total securities available for sale	$103	$-	$-	$-	$-	$-	$-	$-	$-	$103

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$999	$-	$-	$-	$-	$-	$-	$-	$-	$999
Mortgage-backed securities - residential	49,824	-	-	-	-	-	-	-	-	49,824
Mortgage-backed securities - commercial	5,015	-	-	-	-	-	-	-	-	5,015
Collateralized mortgage obligations	2,950	-	-	-	-	-	-	-	-	2,950
Municipal bonds	9,174	12,913	12,369	2,967	-	1,713	-	-	-	39,136
Corporate bonds	2,186	-	4,737	5,578	15,005	10,237	8,004	3,852	513	50,112
Total securities held to maturity	$70,148	$12,913	$17,106	$8,545	$15,005	$11,950	$8,004	$3,852	$513	$148,036

CFSB Bancorp, Inc. and Subsidiary

	June 30, 2024
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Total
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities - residential	$114	$-	$-	$-	$-	$-	$-	$-	$114
Total securities available for sale	$114	$-	$-	$-	$-	$-	$-	$-	$114

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$998	$-	$-	$-	$-	$-	$-	$-	$998
Mortgage-backed securities - residential	46,556	-	-	-	-	-	-	-	46,556
Mortgage-backed securities - commercial	4,462	-	-	-	-	-	-	-	4,462
Collateralized mortgage obligations	2,975	-	-	-	-	-	-	-	2,975
Municipal bonds	8,741	13,882	13,173	2,643	1,020	1,712	-	-	41,171
Corporate bonds	2,192	-	4,767	2,062	16,475	14,281	10,690	514	50,981
Total securities held to maturity	$65,924	$13,882	$17,940	$4,705	$17,495	$15,993	$10,690	$514	$147,143

There were no sales of securities during the six months ended December 31, 2024 or 2023.

CFSB Bancorp, Inc. and Subsidiary

4.
LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the balances of loans follows:

(In thousands)	December 31, 2024	June 30, 2024
Mortgage loans on real estate:
Residential:
1-4 family	$136,195	$138,005
Multifamily	11,720	12,066
Second mortgages and home equity lines of credit	4,004	3,372
Commercial	15,056	16,833
Total mortgage loans on real estate	166,975	170,276
Consumer loans:
Consumer	92	65
Home improvement	1,868	2,037
Total other loans	1,960	2,102
Total loans	168,935	172,378
Allowance for credit losses	(1,407)	(1,553)
Net deferred loan fees	(376)	(387)
Loans, net	$167,152	$170,438

Residential loans are subject to a blanket lien securing Federal Home Loan Bank (“FHLB”) advances. See Note 7 of these unaudited consolidated financial statements.

Effect of New Financial Accounting Standards

On July 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments, as amended, which requires that the recognition of the allowance for credit losses be estimated using the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and securities held to maturity. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for securities available for sale. One such change is to require credit losses be presented as an allowance rather than as a write-down on securities available for sale that are determined to have impairment related to credit losses.

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

CFSB Bancorp, Inc. and Subsidiary

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is an estimate of current expected losses within the Company's loan portfolio. The ACL, as reported on our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by loan charge-offs, net of recoveries. Accrued interest receivable on loans was $529,000 at December 31, 2024 and $520,000 at June 30, 2024, and is excluded from the estimate of credit losses.

The loan loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments, which are disaggregated by call code. For each of these pools, the Company collects historical loss data, dating back to March 2008, from a selection of peer banks and applies the annual historical loss rate over the estimated remaining average life of the loan portfolio segment. The use of peer banks' historical loss rates is due to the lack of loss history experienced by the Bank. The average remaining life of a loan portfolio segment is adjusted for estimated prepayment and curtailment expectations. The modeling for estimated prepayment speeds and curtailment rates is based on a combination of historical internal and market estimates. The quantitative component of the ACL on loans is model-based and utilizes a forward-looking macroeconomic forecast. The Company uses a Weighted Average Remaining Maturity (“WARM”) method, incorporating historical loss data based on statistically derived economic variable loss drivers, to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, and considers historical experience, current conditions, and future expectations for segments of loans over a reasonable and supportable forecast period. The historical information is collected from a selection of peer banks and is derived from a combination of recessionary and non-recessionary performance periods for which data is available.

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

CFSB Bancorp, Inc. and Subsidiary

Allowance for credit losses on off-balance sheet credit exposures, including unfunded loan commitments

The Company maintains a separate allowance for credit losses for off-balance sheet credit exposures, including unfunded loan commitments, which is included in accrued expenses and other liabilities on the consolidated balance sheet. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancelable by the Company and applying the loss factors used in the ACL methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan type. No estimate for credit losses is reported for off-balance sheet exposures that are unconditionally cancelable by the Company, such as undrawn amounts under such arrangements that may be drawn prior to the cancellation of the agreement. The allowance for credit losses on off-balance sheet credit exposures is adjusted as credit loss expense. Categories of off-balance sheet credit exposures correspond to the loan portfolio segment described above. Management evaluates the need for a reserve on unfunded loan commitments in a manner consistent with loans.

CFSB Bancorp, Inc. and Subsidiary

The following table presents activity in the allowance for credit losses by loan segment for the three months ended December 31, 2024 and 2023 is as follows:

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Commercial Real Estate	Consumer	Home Improvement	Total
Allowance for credit losses for loans
Balance at September 30, 2024	$1,004	$192	$17	$231	$1	$59	$1,504
Provision (benefit) for credit losses	(58)	(11)	(6)	(19)	1	(4)	(97)
Loans charged-off	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Balance at December 31, 2024	$946	$181	$11	$212	$2	$55	$1,407

Allowance for credit losses for off-balance sheet exposures
Balance at September 30, 2024	$5	$18	$-	$-	$-	$-	$23
Provision for credit losses	5	28	-	-	-	-	33
Balance at December 31, 2024	$10	$46	$-	$-	$-	$-	$56

Allowance for credit losses for loans
Balance at September 30, 2023	$1,071	$181	$43	$291	$2	$61	$1,649
Provision (benefit) for credit losses	(20)	7	4	(2)	-	3	(8)
Loans charged-off	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Balance at December 31, 2023	$1,051	$188	$47	$289	$2	$64	$1,641

Allowance for credit losses for off-balance sheet exposures
Balance at September 30, 2023	$4	$6	$-	$-	$-	$-	$10
Provision (benefit) for credit losses	(4)	5	-	-	-	-	1
Balance at December 31, 2023	$-	$11	$-	$-	$-	$-	$11

The $97,000 reversal for credit losses for loans was primarily due to changes in economic factors, lower loan balances and continued strong asset quality for the three months ended December 31, 2024. The $33,000 provision for credit losses for off-balance sheet exposures was primarily due to an increase of $2.9 million in unfunded commitments for the three months ended December 31, 2024.

CFSB Bancorp, Inc. and Subsidiary

The following table presents activity in the allowance for credit losses by loan segment for the six months ended December 31, 2024 and 2023 is as follows:

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Commercial Real Estate	Consumer	Home Improvement	Unallocated	Total
Allowance for credit losses for loans
Balance at June 30, 2024	$1,043	$191	$18	$240	$1	$60	$-	$1,553
Provision (benefit) for credit losses	(97)	(10)	(7)	(28)	2	(5)	-	(145)
Loans charged-off	-	-	-	-	(1)	-	-	(1)
Recoveries	-	-	-	-	-	-	-	-
Balance at December 31, 2024	$946	$181	$11	$212	$2	$55	$-	$1,407

Allowance for credit losses for off-balance sheet exposures
Balance at June 30, 2024	$5	$26	$-	$-	$-	$-	$-	$31
Provision for credit losses	5	20	-	-	-	-	-	25
Balance at December 31, 2024	$10	$46	$-	$-	$-	$-	$-	$56

Allowance for credit losses for loans
Balance at June 30, 2023	$974	$190	$29	$346	$-	$64	$144	$1,747
Adoption of ASU 2016-13(1)	139	2	23	(19)	2	9	(144)	12
Adjusted beginning balance	$1,113	$192	$52	$327	$2	$73	$-	$1,759
Provision (benefit) for credit losses	(62)	(4)	(5)	(38)	-	(9)	-	(118)
Loans charged-off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Balance at December 31, 2023	$1,051	$188	$47	$289	$2	$64	$-	$1,641

Allowance for credit losses for off-balance sheet exposures
Balance at June 30, 2023	$-	$-	$-	$-	$-	$-	$-	$-
Adoption of ASU 2016-13(1)	5	7	-	7	4	-	-	23
Adjusted beginning balance	$5	$7	$-	$7	$4	$-	$-	$23
Provision (benefit) for credit losses	(5)	4	-	(7)	(4)	-	-	(12)
Balance at December 31, 2023	$-	$11	$-	$-	$-	$-	$-	$11

(1) Represents the net adjustment needed to reflect the cumulative day one impact pursuant to the Company's adoption of ASU 2016-13 (i.e., the cumulative effect adjustment related to the adoption of ASU 2016-13 as of July 1, 2023).

The $145,000 reversal for credit losses for loans was primarily due to changes in economic factors, lower loan balances and continued strong asset quality for the six months ended December 31, 2024. The $25,000 provision for credit losses for off-balance sheet exposures was primarily due to an increase of $2.0 million in unfunded commitments for the six months ended December 31, 2024.

CFSB Bancorp, Inc. and Subsidiary

Individually Evaluated Loans

In connection with the adoption of ASU 2016-13, the Company no longer provides information on impaired loans. A loan is considered individually evaluated when, based on current information and events, the loan is rated special mention or worse. At December 31, 2024, the Company had $1.6 million in individually evaluated residential one- to four-family loans. These consisted of four loans, to one borrower, that are current and rated substandard and individually evaluated due to the borrowers' inability to show sufficient rent receipts to support the debt coverage. This also includes one residential one- to four-family loan on non-accrual due to non payment.

The following tables present the allocation of the allowance for credit losses on loans to each category presented as of December 31, 2024.

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Commercial Real Estate	Consumer	Home Improvement	Total

December 31, 2024
Allowance for credit losses on loans:
Individually evaluated for credit losses	$11	$-	$-	$-	$-	$-	$11
Collectively evaluated for credit losses	935	181	11	212	2	55	1,396
Total	$946	$181	$11	$212	$2	$55	$1,407
Loans
Individually evaluated for credit losses	$1,602	$-	$-	$-	$-	$-	$1,602
Collectively evaluated for credit losses	134,593	11,720	4,004	15,056	92	1,868	167,333
	$136,195	$11,720	$4,004	$15,056	$92	$1,868	$168,935

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Commercial Real Estate	Consumer	Home Improvement	Total
June 30, 2024
Allowance for credit losses on loans:
Individually evaluated for credit losses	$10	$-	$-	$-	$-	$-	$10
Collectively evaluated for credit losses	1,033	191	18	240	1	60	1,543
Total allowance for credit losses on loan	$1,043	$191	$18	$240	$1	$60	$1,553

Loans
Individually evaluated for credit losses	$1,390	$-	$-	$-	$-	$-	$1,390
Collectively evaluated for credit losses	136,615	12,066	3,372	16,833	65	2,037	170,988
Total loans	$138,005	$12,066	$3,372	$16,833	$65	$2,037	$172,378

CFSB Bancorp, Inc. and Subsidiary

The following table presents past due loans or loans on non-accrual at December 31, 2024.

(In thousands)	30-59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Nonaccrual Loans
December 31, 2024
Residential 1-4 family	$91	$18	$-	$109	$231
Consumer	4	-	-	4	-
Total loans	$95	$18	$-	$113	$231

At June 30, 2024, there were no past due loans or loans on non-accrual. At June 30, 2024, there were no loans past due ninety days or more and still accruing.

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

There were no loan modifications during the three or six months ended December 31, 2024 or 2023. During the three or six months ended December 31, 2024 and 2023, no modified loans defaulted (defined as 30 days or more past due) within twelve months of restructuring. There were no charge-offs on modified loans during the three or six months ended December 31, 2024 or 2023.

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

CFSB Bancorp, Inc. and Subsidiary

The following tables detail the amortized cost balances of the Company's loan portfolio presented by risk rating and origination year as of the periods presented:

								Revolving Loans
	Term Loans at Amortized Cost by Fiscal Origination Year						Revolving Loans	Converted to
(In thousands)	2025	2024	2023	2022	2021	Prior	Amortized Cost	Term Loans	Total
December 31, 2024
Residential 1-4 family:
Pass	$4,411	$9,356	$10,572	$28,518	$16,109	$65,558	$81	$-	$134,605
Substandard	-	-	-	-	-	1,602	-	-	1,602
Total residential 1-4 family	4,411	9,356	10,572	28,518	16,109	67,160	81	-	136,207

Multifamily:
Pass	-	694	-	3,746	2,226	4,718	336	-	11,720
Total multifamily	-	694	-	3,746	2,226	4,718	336	-	11,720

Second mortgages and home equity lines of credit:
Pass	538	1,520	706	52	205	281	672	30	4,004
Total second mortgages and home equity lines of credit	538	1,520	706	52	205	281	672	30	4,004

Commercial:
Pass	-	495	8,564	1,045	894	3,976	78	-	15,052
Total commercial	-	495	8,564	1,045	894	3,976	78	-	15,052

Consumer:
Pass	37	24	-	-	-	31	-	-	92
Total consumer	37	24	-	-	-	31	-	-	92

Home improvement:
Pass	92	282	344	311	296	159	-	-	1,484
Total home improvement	92	282	344	311	296	159	-	-	1,484

Total loans
Pass	5,078	12,371	20,186	33,672	19,730	74,723	1,167	30	166,957
Substandard	-	-	-	-	-	1,602	-	-	1,602
Net deferred fees	23	99	93	35	48	78	-	-	376
Total loans	$5,101	$12,470	$20,279	$33,707	$19,778	$76,403	$1,167	$30	$168,935

CFSB Bancorp, Inc. and Subsidiary

								Revolving Loans
	Term Loans at Amortized Cost by Fiscal Origination Year						Revolving Loans	Converted to
(In thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost	Term Loans	Total
June 30, 2024
Residential 1-4 family:
Pass	$10,045	$10,709	$28,969	$16,833	$17,533	$52,153	$383	$-	$136,625
Substandard	-	-	-	-	355	1,035	-	-	1,390
Total residential 1-4 family	10,045	10,709	28,969	16,833	17,888	53,188	383	-	138,015

Multifamily:
Pass	699	-	3,799	2,259	1,123	3,840	346	-	12,066
Total multifamily	699	-	3,799	2,259	1,123	3,840	346	-	12,066

Second mortgages and home equity lines of credit:
Pass	1,085	765	126	212	57	336	791	-	3,372
Total second mortgages and home equity lines of credit	1,085	765	126	212	57	336	791	-	3,372

Commercial:
Pass	498	8,654	1,059	910	836	4,805	71	-	16,833
Total commercial	498	8,654	1,059	910	836	4,805	71	-	16,833

Consumer:
Pass	32	-	-	-	13	20	-	-	65
Total consumer	32	-	-	-	13	20	-	-	65

Home improvement:
Pass	323	382	352	350	149	84	-	-	1,640
Total home improvement	323	382	352	350	149	84	-	-	1,640

Total loans
Pass	12,682	20,510	34,305	20,564	19,711	61,238	1,591	-	170,601
Substandard	-	-	-	-	355	1,035	-	-	1,390
Net deferred fees	92	104	42	58	23	68	-	-	387
Total loans	$12,774	$20,614	$34,347	$20,622	$20,089	$62,341	$1,591	$-	$172,378

At December 31, 2024, there were $1.6 million of loans rated substandard with a provision for credit loss of $11,000. At June 30, 2024, there were $1.4 million of loans rated substandard with a provision for credit loss of $10,000. There were no loans rated special mention, doubtful or loss at December 31, 2024 or June 30, 2024.

CFSB Bancorp, Inc. and Subsidiary

5.
PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

(In thousands)	December 31, 2024	June 30, 2024
Land	$1,553	$1,553
Bank buildings	1,066	1,066
Building improvements	944	944
Furniture, fixtures and equipment	1,269	1,267
Leasehold improvements	321	321
	5,153	5,151
Accumulated depreciation and amortization	(2,023)	(1,905)
	$3,130	$3,246

Depreciation and amortization expense for the three months ended December 31, 2024 and 2023 amounted to $56,000 and $58,000, respectively. Depreciation and amortization expense for the six months ended December 31, 2024 and 2023 amounted to $118,000 and $117,000, respectively.

CFSB Bancorp, Inc. and Subsidiary

6.
DEPOSITS

A summary of deposit balances, by type, is as follows:

(In thousands)	December 31, 2024	June 30, 2024
NOW and demand	$57,117	$62,386
Regular and other	52,103	54,192
Money market deposits	22,047	21,956
Total non-certificate accounts	131,267	138,534
Term certificates of $250,000 or more	26,220	26,113
Term certificates less than $250,000	112,871	106,194
Total certificate accounts	139,091	132,307
Total deposits	$270,358	$270,841

A summary of certificate accounts by maturity is as follows:

	December 31, 2024		June 30, 2024
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due within 3 months	$53,073	4.31%	$47,453	4.84%
Over 3 months to 1 year	80,312	4.16	74,112	4.17
Over 1 year to 2 years	3,157	0.52	8,200	2.43
Over 2 years to 3 years	2,067	2.62	2,231	2.44
Over 3 years to 5 years	482	0.64	311	0.65
	$139,091	4.10%	$132,307	4.27%

CFSB Bancorp, Inc. and Subsidiary

7.
FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Long-term advances or advances having a maturity greater than one year totaled $10.4 million at a weighted average rate of 4.51% at December 31, 2024 and June 30, 2024. There were no overnight or short-term advances at December 31, 2024 or June 30, 2024.

The Bank has an available line of credit in the amount of $2,354,000 with the FHLB of Boston at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank’s total assets. At December 31, 2024 and June 30, 2024, there were no funds advanced under the line of credit. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as first mortgage loans on owner-occupied one- to four-family residential property.

The Bank has an available line of credit under the Federal Reserve Bank Borrower-in-Custody program offered through the Discount Window. Under the terms of the credit line at December 31, 2024 and June 30, 2024, the Bank has pledged certain qualifying securities with a fair market value of $26.4 million and $28.5 million, respectively. The line bears a variable interest rate equal to the federal funds rate plus 0.50%. At December 31, 2024 and June 30, 2024, there was no outstanding balance under this program.

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

Federal banking regulations require minimum capital requirements for community banking institutions as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. At December 31, 2024, the Bank met the required capital conservation buffer.

As of December 31, 2024, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since receiving this notification that management believes has changed the Bank’s categorization.

The Bank’s actual capital amounts and ratios as of December 31, 2024 and June 30, 2024 are also presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital (to risk weighted assets)	$65,501	34.4%	$15,249	8.0%	$19,062	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,918	33.5	8,578	4.5	12,390	6.5
Tier 1 capital (to risk weighted assets)	63,918	33.5	11,437	6.0	15,249	8.0
Tier 1 capital (to adjusted total assets)	63,918	17.7	14,460	4.0	18,075	5.0

June 30, 2024
Total capital (to risk weighted assets)	$65,532	33.8%	$15,501	8.0%	$19,377	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,799	32.9	8,719	4.5	12,595	6.5
Tier 1 capital (to risk weighted assets)	63,799	32.9	11,626	6.0	15,501	8.0
Tier 1 capital (to adjusted total assets)	63,799	17.8	14,317	4.0	17,896	5.0

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

At December 31, 2024 and June 30, 2024, the following financial instruments were outstanding:

(In thousands)	December 31, 2024	June 30, 2024
Commitments to grant loans	$3,072	$775
Unadvanced funds on equity lines of credit	3,839	4,107
Unadvanced funds on commercial and other lines of credit	2,001	1,998

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

Operating lease commitments

The Company adopted ASU 2016-02, Leases (Topic 842), on July 1, 2022, and began recognizing operating leases on its consolidated balance sheet by recording a Right-Of-Use ("ROU") asset, representing the Company's legal right to use the leased assets and a net lease liability, representing the Company's legal obligation to make these lease payments. The Company, by policy, does not include renewal options for leases as part of its ROU asset and lease liabilities unless they are deemed reasonably certain to exercise. At December 31, 2024, the Company had two non-cancelable operating lease agreements for branch locations, one of which contains a renewal option to extend lease payments for a period of five years. At December 31, 2024, the weighted average remaining lease term for operating leases was 7.38 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.56%.

Pursuant to the terms of these lease agreements in effect at December 31, 2024 pertaining to premises, future minimum rent commitments for the fiscal years ending 2025 through 2029 and thereafter are as follows:

Years ending
(In thousands)	June 30,
2025	$59
2026	117
2027	119
2028	134
2029	134
Thereafter	386
Total minimum lease payments	$949
Less: Imputed interest	(116)
Total lease liability	$833

The cost of lease payments is not included above. Total lease expense for the three and six months ended December 31, 2024 amounted to $34,000 and $68,000, respectively. Total lease expense for the three and six months ended December 31, 2023 amounted to $37,000 and $71,000, respectively.

CFSB Bancorp, Inc. and Subsidiary

Other contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Bank’s unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

10.
EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan

As part of the reorganization and stock offering, the Bank established the Colonial Federal Savings Bank Employee Stock Ownership Plan (the "ESOP") to provide eligible employees of the Bank the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Bank employees. The ESOP funded its purchase of 255,648 shares through a loan from the Company equal to 100% of the purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank's contributions to the ESOP over the loan term of 25 years. Contributions are allocated to eligible participants on the basis of compensation, subject to federal limits. The number of shares committed to be released per year is 10,226.

At December 31, 2024, the principal balance on the ESOP loan was $2.3 million. The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders' equity. The Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants' accounts under the plan.

December 31, 2024
Shares held by the ESOP include the following:
Allocated	30,678
Committed to be allocated	-
Unallocated	224,970
Total	255,648

Defined Benefit Plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (the "Pentegra DB Plan"), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.

Pension expense under the Pentegra DB Plan amounted to $128,000 and $315,000 for the three and six months ended December 31, 2024, respectively. Pension expense under the Pentegra DB Plan amounted to $195,000 and $390,000 for the three and six months ended December 31, 2023, respectively. Contributions made to the Pentegra DB Plan during the three and six months ended December 31, 2024 amounted to $439,000. Contributions made to the Pentegra DB Plan during the three and six months ended December 31, 2023 amounted to $675,000.

401(k) Plan

The Bank has a savings plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan provides for voluntary contributions by participating employees ranging from 2% to 15% of their compensation, subject to certain limitations. The Bank matches 10% of the employee’s voluntary contributions up to 3% of their compensation. Employer 401(k) plan contribution expense amounted to $4,000 and $9,000 for the three and six months ended December 31, 2024, respectively, and $5,000 and $11,000 for the three and six months ended December 31, 2023, respectively.

Supplemental Compensation Plan

The Bank has entered into a Supplemental Executive Retirement Plan (the “SERP”) with certain officers, which provides for payments upon attaining the retirement age noted in the SERP. The present value of these future payments is provided over the remaining terms of the officers’ employment and at December 31, 2024 and June 30, 2024, the accrued liability amounted to $974,000 and $941,000, respectively. SERP expense amounted to $16,000 and $32,000 for the three and six months ended December 31, 2024 and 2023, respectively. In connection with these SERPs, the Bank purchased life insurance policies, which had a cash surrender value of $6.2 million at December 31, 2024 and $6.1 million at June 30, 2024.

In addition, the Bank provides death benefits for officers and directors of the Bank under the terms of Split Dollar Agreements. The Bank has purchased life insurance contracts in connection with these agreements and the cash surrender value of the policies were $4.6 million at December 31, 2024 and June 30, 2024. For the three and six months ended December 31, 2024, post-retirement expense

CFSB Bancorp, Inc. and Subsidiary

related to these obligations amounted to $15,000 and $25,000, respectively. For the three and six months ended December 31, 2023, post-retirement expense related to these obligations amounted to $19,000 and $38,000, respectively.

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

Assets and liabilities measured at fair value on a recurring basis

At December 31, 2024 and June 30, 2024, securities available for sale were measured at Level 2 with a fair value of $103,000 and $113,000, respectively. All fair value measurements are obtained from a third-party pricing service and are not adjusted by management. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no securities measured at fair value in Levels 1 or 3.

There are no liabilities measured at fair value on a recurring basis at December 31, 2024 or June 30, 2024.

Assets and liabilities measured at fair value on a non-recurring basis

The Bank may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2024 or June 30, 2024.

CFSB Bancorp, Inc. and Subsidiary

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and June 30, 2024.

	December 31, 2024
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$28,829	$28,829	$-	$-	$28,829
Securities available for sale	103	-	103	-	103
Securities held to maturity	147,917	-	135,388	-	135,388
Federal Home Loan Bank of Boston stock	704	-	-	704	704
Loans, net	167,152	-	-	150,905	150,905
Accrued interest receivable	1,355	-	-	1,355	1,355

Liabilities:
Deposits	270,358	-	-	252,949	252,949
Long-term borrowings	10,350	-	-	10,366	10,366

	June 30, 2024
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$26,959	$26,959	$-	$-	$26,959
Securities available for sale	113	-	113	-	113
Securities held to maturity	146,994	-	133,420	-	133,420
Federal Home Loan Bank of Boston stock	704	-	-	704	704
Loans, net	170,438	-	-	152,164	152,164
Accrued interest receivable	1,398	-	-	1,398	1,398

Liabilities:
Deposits	270,841	-	-	251,463	251,463
Short-term borrowings	10,350	-	-	10,282	10,282

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

There were no grants of options to purchase shares of common stock during the three and six months ended December 31, 2024 or 2023.

A summary of stock option activity for the six months ended December 31, 2024 is presented in the table below:

	Outstanding				Nonvested
	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Stock Option Grants	Weighted Average Grant Date Fair Value
Balance at July 1, 2024	273,000	$8.33	8.70	$-	218,400	$3.17
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Vested	-	-	-	-
Balance at December 31, 2024	273,000	$8.33	8.20	$-	218,400	$3.17
Exercisable at December 31, 2024	54,600	$-	-	$-	-	$-
Unrecognized compensation cost	$553,000
Weighted average remaining recognition period (years)	3.20

For the three months ended December 31, 2024 and 2023, stock-based compensation expense applicable to stock options was $43,000 and $43,000, respectively. For the six months ended December 31, 2024 and 2023, stock-based compensation expense applicable to stock options was $86,000 and $86,000, respectively. There were no tax benefits related to stock-based compensation expense applicable to stock options for the three and six months ended December 31, 2024 or 2023.

CFSB Bancorp, Inc. and Subsidiary

Restricted Stock

Shares issued may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will become available for reissuance under the 2023 Equity Plan. The fair market value of shares awarded, based on the market price at the date of the grant, is amortized over the applicable vesting period. Restricted stock awarded to date has been at no cost to the awardee. The following table presents activity in restricted stock awards under the 2023 Equity Plan for the six months ended December 31, 2024.

	Restricted Stock Awards	Weighted Average Grant Price
Non-vested restricted stock awards at July 1, 2024	88,800	$8.35
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested restricted stock awards at December 31, 2024	88,800	$8.35
Unrecognized compensation cost	$592,000
Weighted average remaining recognition period (years)	3.20

For the three months ended December 31, 2024 and 2023, stock-based compensation applicable to restricted stock was $47,000 and $46,000, respectively. For the six months ended December 31, 2024 and 2023, stock-based compensation applicable to restricted stock was $94,000 and $93,000, respectively. There were no tax benefits related to stock-based compensation expense applicable to restricted stock for the three and six months ended December 31, 2024 or 2023.

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
•
changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of or methodology for the allowance for credit losses;
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
•
adverse changes in the securities markets;

•
changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums or changes in the fiscal or monetary policies of the U.S. Treasury or Board of Governors of the Federal Reserve System;
•
the imposition of tariffs or other domestic or international governmental policies;
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
•
the imposition of tariffs or other domestic or international governmental policies impacting the value of the products of our borrowers;
•
our ability to retain key employees;
•
our compensation expense associated with equity allocated or awarded to our employees; and
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and the Company assumes no obligation to, and expressly disclaims any obligation to, update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements, except as required by applicable law or regulation.

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

On July 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that the allowance for credit losses be estimated using the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require that impairment related to credit losses be presented as an allowance rather than as a write-down on available-for-sale debt securities. For further discussion related to the implementation of CECL please refer to Notes 1, 3 and 4 of the unaudited consolidated financial statements.

There have been no additional material changes to our critical accounting policies during the three months ended December 31, 2024. For additional information on our significant accounting policies, please refer to Note 1 of the audited consolidated financial statements within our Annual Report on Form 10-K for the year ended June 30, 2024.

Comparison of Financial Condition at December 31, 2024 and June 30, 2024

Total Assets. Total assets decreased $681,000, or 0.2%, to $362.8 million at December 31, 2024, from $363.4 million at June 30, 2024. The decrease resulted primarily from a decrease in net loans of $3.2 million, or 1.9%, offset by an increase in cash and cash equivalents of $1.8 million, or 6.7%.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.8 million, or 6.7%, to $28.8 million at December 31, 2024, from $27.0 million at June 30, 2024, primarily due to a decrease in net loans of $3.2 million, or 1.9%, offset by a decrease in deposits of $483,000 or 0.2%, and an increase in securities held to maturity of $923,000 or 0.6%.

Net Loans. Net loans decreased $3.2 million, or 1.9%, to $167.2 million at December 31, 2024, from $170.4 million at June 30, 2024. The decrease was due primarily to a decrease in one- to four-family residential real estate loans of $1.8 million, or 1.3%, a decrease in commercial loans of $1.8 million, or 10.6%, and a decrease in multi-family loans of $346,000 or 2.9%, offset by an increase in second mortgages and home equity lines of credit of $632,000, or 18.7%, and a decrease in the allowance for credit losses of $145,000, or 9.4%. The decrease in one- to four-family residential real estate loans, commercial loans and multi-family loans was the result of borrower principal payments exceeding new originations. The decrease in the allowance for credit losses was primarily due to the decrease in loan balances and improved economic forecasted conditions.

Securities Available for Sale. Securities available for sale decreased $10,000, or 8.8%, to $103,000 at December 31, 2024, from $113,000 at June 30, 2024, due to prepayments and the change in unrealized losses.

Securities Held to Maturity. Securities held to maturity increased $923,000, or 0.6%, to $147.9 million at December 31, 2024, from $147.0 million at June 30, 2024. The increase was due primarily to purchases of mortgage-backed securities and the decrease in the provision for credit losses of $30,000 for the six months ended December 31, 2024, offset by maturities and principal repayments.

Total Liabilities. Total liabilities decreased $302,000, or 0.1%, to $287.1 million at December 31, 2024, from $287.4 million at June 30, 2024. The decrease was the result of a decrease in deposits of $483,000, or 0.2%, and a decrease in the operating lease liability of $44,000, or 5.0%, offset by an increase in mortgagors' escrow accounts of $159,000, or 10.4%, and an increase in accrued expenses of $66,000, or 1.7%.

Deposits. Deposits decreased $483,000, or 0.2%, to $270.4 million at December 31, 2024, from $270.8 million at June 30, 2024. The decrease was primarily due to a decrease in NOW and demand accounts of $5.3 million, or 8.5%, a decrease in savings accounts of $2.1 million, or 3.9%, offset by an increase in certificates of deposit of $6.8 million, or 5.1%. The change in composition and the increase in certificates of deposit was a result of the Bank offering certificate of deposit promotions as customers seek accounts with higher interest rates.

Borrowings. Borrowings, consisting entirely of FHLB advances, were $10.4 million at December 31, 2024 and June 30, 2024.

Stockholders' Equity. Total stockholders' equity decreased $379,000, or 0.5% to $75.7 million at December 31, 2024, from $76.1 million at June 30, 2024. The decrease was primarily due to a net loss of $168,000 for the six months ended December 31, 2024 and the repurchase of 62,745 shares at a cost of $426,000, offset by the change in unearned ESOP compensation of $34,000 and stock-based compensation of $180,000.

Comparison of Operating Results for the Three Months Ended December 31, 2024 and 2023

General. The Company recorded a net loss of $162,000 for the three months ended December 31, 2024, compared to a net loss of $210,000 for the three months ended December 31, 2023, a decrease of $48,000, or 22.9%. Net interest income increased $50,000, or 3.1%, non-interest income decreased $7,000, or 4.1%, non-interest expense decreased $65,000, or 3.1%, tax expense increased $35,000 or 218.8%, and the recovery in the provision for credit losses decreased $25,000, or 24.0%.

Interest and Dividend Income. Interest and dividend income increased $459,000, or 16.4%, to $3.3 million for the three months ended December 31, 2024, from $2.8 million for the three months ended December 31, 2023. The increase was attributable to an increase of $7,000, or 0.4%, in interest on loans, an increase of $159,000, or 15.9%, in interest on securities and an increase of $293,000, or 598.0%, in interest on short-term investments. Interest income on loans increased due to an increase in the average yield of 19 basis points to 4.18% for the three months ended December 31, 2024, from 3.99% for the three months ended December 31, 2023, offset by the decrease in the average balance of $7.1 million, to $169.0 million at December 31, 2024, from $176.1 million at December 31, 2023. Interest income on securities increased due to an increase in the average yield on securities of 42 basis points to 3.16% for the three months ended December 31, 2024, from 2.74% for the three months ended December 31, 2023, offset by the decrease in the average balance of $514,000 to $148.7 million at December 31, 2024, from $149.2 million at December 31, 2023. Interest income on short-term investments increased due to an increase in the average balance of $22.4 million to $26.9 million for the three months ended December

31, 2024, from $4.5 million for the three months ended December 31, 2023, and a 72 basis point increase in the average yield to 5.08% at December 31, 2024, from 4.36% for the three months ended December 31, 2023. The increase in the average yield on interest-earning assets resulted from the higher interest rate environment.

Interest Expense. Interest expense increased $409,000, or 35.1%, to $1.6 million for the three months ended December 31, 2024, from $1.2 million for the three months ended December 31, 2023. The increase was primarily due to an increase in the average rate on certificates of deposit of 63 basis points to 4.16% for the three months ended December 31, 2024, from 3.53% for the three months ended December 31, 2023, and an increase in the average balance of certificates of deposit of $21.5 million to $136.9 million, from $115.4 million for the three months ended December 31, 2023 due to the higher interest rate environment and promotions offered by the Bank. Interest expense on FHLB advances increased $5,000 due to a $2.1 million increase in the average balance of borrowings to $10.4 million with an average rate of 4.60% for the three months ended December 31, 2024, compared to an average balance of borrowings of $8.3 million, with an average rate of 5.48% for the three months ended December 31, 2023. The increase in interest expense was partially offset by decreases in the average balance of savings deposits of $5.8 million, or 9.9%, to $53.1 million and a decrease in the average balance of money market deposits of $1.9 million, or 8.0%, to $22.2 million for the three months ended December 31, 2024. The change in composition and the increase in certificates of deposits was a result of the Bank offering certificate promotions as customers seek accounts with higher interest rates.

Net Interest Income. Net interest income increased $50,000, or 3.1%, to $1.7 million for the three months ended December 31, 2024, The increase was due to an increase in the average balance of interest-earning assets of $14.8 million and an increase in the average rate earned on interest-earning assets of 38 basis points, offset by an increase in the average balance of interest-bearing liabilities of $16.1 million and an increase in the average rate paid on interest-bearing liabilities of 52 basis points. The net interest rate spread decreased 14 basis points to 1.32% for the three months ended December 31, 2024, from 1.46% for the three months ended December 31, 2023. The net interest margin decreased four basis points to 1.98% for the three months ended December 31, 2024 compared to 2.02% for the three months ended December 31, 2023. The decrease in the net interest rate spread was a result of the increase in the average rate paid on interest-bearing liabilities exceeding the increase in the average yield earned on interest-bearing assets.

Provision for Credit Losses. A reversal of credit losses of $79,000 was recorded for the three months ended December 31, 2024. The $33,000 provision of credit losses for off-balance sheet exposures was primarily due to an increase of $2.9 million in unfunded commitments for the three months ended December 31, 2024. The $97,000 reversal of credit losses for loans was recorded for the three months ended December 31, 2024, reflecting continued strong asset quality, improvements in forecasted economic conditions and lower loan balances. The allowance for credit losses for loans was $1.4 million, or 0.83% of total loans, at December 31, 2024, compared to $1.6 million, or 0.93% of total loans, at December 31, 2023. The allowance for credit losses was $1.6 million, or 0.90% of total loans, at June 30, 2024. At December 31, 2024, the Company had $1.6 million in residential one- to four-family loans rated substandard and individually evaluated. Four loans totaling $1.4 million were rated substandard due to the borrowers' inability to show sufficient rent receipts to support the debt coverage and one loan for $231,000 on non-accrual due to non-payment, with a total provision for credit loss of $11,000. There were no loans rated special mention, doubtful or loss at December 31, 2024. At December 31, 2023, we had eight residential loans totaling $2.0 million rated special mention, one residential one- to four-family loan for $94,000 on non-accrual rated substandard and no loans rated doubtful or loss. We had no charge-offs and no recoveries for the three months ended December 31, 2024 and 2023.

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended
	December 31,		Change
(Dollars in thousands)	2024	2023	Amount	Percent
Customer service fees	$36	$37	$(1)	(2.7%)
Income on bank-owned life insurance	70	68	2	2.9%
Other income	59	67	(8)	(11.9%)
Total non-interest income	$165	$172	$(7)	(4.1%)

Non-interest income decreased $7,000, or 4.1%, to $165,000 for the three months ended December 31, 2024, from $172,000 for the three months ended December 31, 2023. The decrease was primarily due to an $8,000 decrease in other income.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended
	December 31,		Change
(Dollars in thousands)	2024	2023	Amount	Percent
Salaries and employee benefits	$1,218	1,267	$(49)	(3.9%)
Occupancy and equipment	237	240	(3)	(1.3%)
Advertising	38	36	2	5.6%
Data processing	108	101	7	6.9%
Deposit insurance	35	33	2	6.1%
Other	408	432	(24)	(5.6%)
Total non-interest expense	$2,044	$2,109	$(65)	(3.1%)

Non-interest expense decreased $65,000, or 3.1%, to $2.0 million for the three months ended December 31, 2024, from $2.1 million for the three months ended December 31, 2023. The decrease was primarily due to a $49,000 decrease in salaries and employee benefit expense and a $24,000 decrease in other expense.

Provision for Income Taxes. The Company recorded a provision for income tax of $51,000 for the three months ended December 31, 2024, compared to a provision for income taxes of $16,000 for the three months ended December 31, 2023. The increase of $35,000 in the provision for income taxes for the three months ended December 31, 2024 was due to the increase in the deferred tax valuation allowance on the charitable contribution carryover. The deferred tax related to the charitable contribution carryover was reduced by a 100% valuation allowance because management believes that it is more likely than not that the benefit of these deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income. The valuation allowance for these net deferred tax assets may be adjusted in the future if estimates of taxable income during the carryforward period are increased.

Average Balance and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Tax-equivalent adjustments have been made for tax-advantaged municipal securities income. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $376,000 and $395,000 at December 31, 2024 and 2023, respectively.

	For the Three Months Ended December 31,
	2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$168,996	$1,765	4.18%	$176,149	$1,758	3.99%
Securities(1)	148,673	1,175	3.16%	149,187	1,022	2.74%
Cash and short-term investments	26,945	342	5.08%	4,491	49	4.36%
Total interest-earning assets	344,614	3,282	3.81%	329,827	2,829	3.43%
Non-interest-earning assets	17,169			16,875
Total assets	$361,783			$346,702
Interest-bearing liabilities:
Interest-bearing demand deposits	$30,034	$4	0.05%	$29,746	$4	0.05%
Savings deposits	53,149	13	0.10%	58,992	15	0.10%
Money market deposits	22,216	13	0.23%	24,153	15	0.25%
Certificates of deposit	136,928	1,425	4.16%	115,397	1,017	3.53%
Total interest-bearing deposits	242,327	1,455	2.40%	228,288	1,051	1.84%
FHLB advances	10,350	119	4.60%	8,323	114	5.48%
Total interest-bearing liabilities	252,677	1,574	2.49%	236,611	1,165	1.97%
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	27,226			28,223
Other non-interest-bearing liabilities	5,934			5,968
Total liabilities	285,837			270,802
Stockholders' equity	75,946			75,900
Total liabilities and stockholders' equity	$361,783			$346,702
Net interest income - FTE		$1,708			$1,664
Net interest rate spread(2)			1.32%			1.46%
Net interest-earning assets(3)	$91,937			$93,216
Net interest margin - FTE(4)			1.98%			2.02%
Average interest-bearing assets to interest-bearing liabilities			136.39%			139.40%
(1)
Includes tax equivalent adjustments for municipal securities, based on a statutory rate of 21%, of $19,000 and $25,000 for the three months ended December 31, 2024 and 2023, respectively.
(2)
Net interest rate spread represents the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

A reconciliation of income presented on a GAAP basis as compared to a fully tax-equivalent basis is below:

	For the Three Months Ended
	December 31,	December 31,
	2024	2023
Securities interest income (no tax adjustment)	$1,156	$997
Tax-equivalent adjustment	19	25
Securities (tax-equivalent basis)	$1,175	$1,022
Net interest income (no tax adjustment)	1,689	1,639
Tax-equivalent adjustment	19	25
Net interest income (tax-equivalent adjustment)	$1,708	$1,664

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

	For the Three Months Ended
	December 31, 2024 vs. 2023
(In thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$(71)	$78	$7
Securities	(4)	157	153
Other	245	48	293
Total interest-earning assets	170	283	453
Interest-bearing liabilities:
Interest-bearing demand deposits	-	-	-
Savings deposits	(1)	(1)	(2)
Money market deposits	(1)	(1)	(2)
Certificates of deposit	190	218	408
Total deposits	188	216	404
FHLB advances	28	(23)	5
Total interest-bearing liabilities	216	193	409
Change in net interest income	$(46)	$90	$44

Comparison of Operating Results for the Six Months Ended December 31, 2024 and 2023

General. The Company reported a net loss of $168,000 for the six months ended December 31, 2024, compared to a net loss of $87,000 for the six months ended December 31, 2023, an increase of $81,000, or 93.1%. Net interest income decreased $113,000, or 3.3%, non-interest income increased $3,000, or 0.9%, non-interest expense decreased $110,000, or 2.7%, tax expense decreased $39,000 or 35.8%, and the recovery in the provision for credit losses decreased $120,000, or 48.8%.

Interest and Dividend Income. Interest and dividend income increased $946,000, or 17.2%, to $6.5 million for the six months ended December 31, 2024, from $5.5 million for the six months ended December 31, 2023. The increase was attributable to an increase in the average yield on loans of 22 basis points to 4.17% for the six months ended December 31, 2024, from 3.95% for the six months ended December 31, 2023, an increase in the average yield on securities of 41 basis points to 3.11% for the six months ended December 31, 2024, from 2.70% for the six months ended December 31, 2023, and an increase in the average yield on short-term investments of 48 basis points to 4.99% for the six months ended December 31, 2024, from 4.51% for the six months ended December 31, 2023. The increase was also due to an increase in the average balance of short-term investments of $22.7 million to $26.9 million for the six months ended December 31, 2024 from $4.2 million in December 31, 2023. The increase in interest and dividend income was primarily offset by a decrease in the average balance of loans of $6.2 million to $170.2 million for the six months ended December 31, 2024, from $176.4 million for the six months ended December 31, 2023, a decrease in the average balance of securities of $1.0 million to $148.2 million for the six months ended December 31, 2024, from $149.2 million for the six months ended December 31, 2023. The increase in the average yields on interest-earning assets resulted from the change in the interest rate environment.

Interest Expense. Interest expense increased $1.1 million, or 52.4%, to $3.2 million for the six months ended December 31, 2024, from $2.1 million for the six months ended December 31, 2023. The increase was due to an increase in the average rate paid on certificates of deposit of 95 basis points to 4.22% for the six months ended December 31, 2024, from 3.27% for the six months ended December 31, 2023, and an increase in the average balance of certificates of deposit of $21.4 million, to $135.0 million for the six months ended December 31, 20243, from $113.6 million for the six months ended December 31, 2023. The increase in the average balance of certificates of deposit reflected customers' desire to invest in higher yield deposit accounts.

Net Interest Income. Net interest income decreased $113,000, or 3.3%, to $3.3 million for the six months ended December 31, 2024, from $3.4 million for the six months ended December 31, 2023. The decrease was due to an increase in the average cost paid on interest bearing liabilities of 73 basis points to 2.51% for the six months ended December 31, 2024, from 1.78% for the six months ended December 31, 2023. Our net interest rate spread decreased 34 basis points to 1.27% for the six months ended December 31, 2024, from 1.61% for the six months ended December 31, 2023. Our net interest margin decreased 17 basis points to 1.95% for the six months ended December 31, 2024 compared to 2.12% for the six months ended December 31, 2023.

Provision for Credit Losses. Reversals of credit losses of $150,000 were recorded for the six months ended December 31, 2024. The $25,000 provision of credit losses for off-balance sheet exposures was primarily due to an increase of $2.0 million in unfunded commitments for the six months ended December 31, 2024. The $145,000 reversal of credit losses for loans was recorded for the six months ended December 31, 2024, reflecting continued strong asset quality, improvements in forecasted economic conditions and lower loan balances. The allowance for credit losses for loans was $1.4 million, or 0.83% of total loans, at December 31, 2024, compared to $1.6 million, or 0.93% of total loans, at December 31, 2023. The allowance for credit losses was $1.6 million, or 0.90% of total loans, at June 30, 2024. At December 31, 2024, the Company had $1.6 million in residential one- to four-family loans rated substandard and individually evaluated. Four loans totaling $1.4 million were rated substandard due to the borrowers' inability to show sufficient rent receipts to support the debt coverage and one loan for $231,000 on non-accrual due to non-payment, with a total provision for credit loss of $11,000. There were no loans rated special mention, doubtful or loss at December 31, 2024. At December 31, 2023, we had eight residential loans totaling $2.0 million rated special mention, one residential one- to four-family loan for $94,000 on non-accrual rated substandard and no loans rated doubtful or loss. We had $1,000 in charge-offs of overdrawn deposit accounts and no recoveries for the six months ended December 31, 2024. We had no charge-offs or recoveries for the six months ended December 31, 2023.

Non-Interest Income. Non-interest income information is as follows.

	Six Months Ended
	December 31,		Change
(Dollars in thousands)	2024	2023	Amount	Percent
Customer service fees	$77	$77	$-
Income on bank-owned life insurance	139	134	5	3.7%
Other income	119	121	(2)	(1.7%)
Total non-interest income	$335	$332	$3	0.9%

Non-interest income increased $3,000, or 0.9%, to $335,000 for the six months ended December 31, 2024 from $332,000 for the six months ended December 31, 2023. The increase was primarily due to an increase in income on bank-owned life insurance of $5,000, offset by a decrease in other income of $2,000.

Non-Interest Expense. Non-interest expense information is as follows.

	Six Months Ended
	December 31,		Change
(Dollars in thousands)	2024	2023	Amount	Percent
Salaries and employee benefits	$2,314	$2,411	$(97)	(4.0%)
Occupancy and equipment	488	494	(6)	(1.2%)
Advertising	74	74	-
Data processing	202	190	12	6.3%
Deposit insurance	69	66	3	4.5%
Other	768	790	(22)	(2.8%)
Total non-interest expense	$3,915	$4,025	$(110)	(2.7%)

Non-interest expense decreased $110,000, or 2.7%, to $3.9 million for the six months ended December 31, 2024 from $4.0 million for the six months ended December 31, 2023. The decrease was due to a $97,000 decrease in salaries and employee benefit expense primarily due to a reduction in pension costs and a $22,000 decrease in other expenses, offset by a $12,000 increase in data processing fees.

Provision for Income Taxes. The Company recorded a provision for income taxes of $70,000 for the six months ended December 31, 2024, a $39,000, or 35.8%, decrease from income taxes of $109,000 for the six months ended December 31, 2023. The decrease in the provision for income taxes for the six months ended December 31, 2024 was due to the decrease in income before income taxes, offset by an increase in the deferred tax valuation allowance on the charitable contribution carryover. The deferred tax related to the charitable contribution carryover was reduced by a 100% valuation allowance because management believes that it is more likely than not that the benefit of these deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income. The valuation allowance for these net deferred tax assets may be adjusted in the future if estimates of taxable income during the carryforward period are increased.

Average Balance and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Tax-equivalent adjustments have been made for tax-advantaged municipal securities income. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $376,000 and $395,000 at December 31, 2024 and 2023, respectively.

	For the Six Months Ended December 31,
	2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$170,242	$3,549	4.17%	$176,408	$3,480	3.95%
Securities(1)	148,161	2,301	3.11%	149,223	2,013	2.70%
Other	26,909	672	4.99%	4,172	94	4.51%
Total interest-earning assets	345,312	6,522	3.78%	329,803	5,587	3.39%
Non-interest-earning assets	17,170			16,608
Total assets	$362,482			$346,411
Interest-bearing liabilities:
Interest-bearing demand deposits	$29,893	$7	0.05%	$29,829	$7	0.05%
Savings deposits	53,577	27	0.10%	60,719	30	0.10%
Money market deposits	22,291	27	0.24%	25,212	32	0.25%
Certificates of deposit	135,035	2,850	4.22%	113,604	1,858	3.27%
Total interest-bearing deposits	240,796	2,911	2.42%	229,364	1,927	1.68%
FHLB advances	10,350	239	4.62%	5,947	164	5.52%
Total interest-bearing liabilities	251,146	3,150	2.51%	235,311	2,091	1.78%
Noninterest-bearing liabilities
Non-interest-bearing demand deposits	29,487			29,597
Other non-interest-bearing liabilities	5,871			5,697
Total liabilities	286,504			270,605
Stockholders' equity	75,978			75,806
Total liabilities and stockholders' equity	$362,482			$346,411
Net interest income - FTE		$3,372			$3,496
Net interest rate spread(2)			1.27%			1.61%
Net interest-earning assets(3)	$94,166			$94,492
Net interest margin - FTE(4)			1.95%			2.12%
Average interest-bearing assets to interest-bearing liabilities			137.49%			140.16%
(1)
Includes tax equivalent adjustments for municipal securities, based on a statutory rate of 21%, of $40,000 and $51,000 for the six months ended December 31, 2024 and 2023, respectively.
(2)
Net interest rate spread represents the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

A reconciliation of income presented on a GAAP basis as compared to a fully tax-equivalent basis is presented below:

	For the Six Months Ended
	December 31,	December 31,
	2024	2023
Securities interest income (no tax adjustment)	$2,261	$1,962
Tax-equivalent adjustment	40	51
Securities (tax-equivalent basis)	$2,301	$2,013
Net interest income (no tax adjustment)	3,332	3,445
Tax-equivalent adjustment	40	51
Net interest income (tax-equivalent adjustment)	$3,372	$3,496

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

	For the Six Months Ended
	December 31, 2024 vs. 2023
(In thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$(122)	$191	$69
Securities	(14)	302	288
Other	512	66	578
Total interest-earning assets	376	559	935
Interest-bearing liabilities:
Savings deposits	(4)	1	(3)
Money market deposits	(4)	(1)	(5)
Certificates of deposit	351	641	992
Total deposits	343	641	984
FHLB advances	121	(46)	75
Total interest-bearing liabilities	464	595	1,059
Change in net interest income	$(88)	$(36)	$(124)

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
•
engage in Asset/Liability leverage strategies when appropriate in which we use additional borrowings to add assets to increase profitability and liquidity; and
•
maintain a strong capital position.

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model, the results of which are provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2024 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income.

Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast (In thousands)	Year 1 Change from Level
+400	$5,494	(23.6%)
+300	5,917	(17.7%)
+200	6,338	(11.8%)
+100	6,765	(5.9%)
Level	7,189	-
-100	7,335	2.0%
-200	7,360	2.4%
-300	7,335	2.0%
-400	7,250	0.8%

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

The table below sets forth, as of December 31, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

As of December 31, 2024
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets(3)
Change in Interest Rates (basis points)(1)	Estimated EVE(2) (In thousands)	Amount (In thousands)	Percent	EVE Ratio(4)	Decrease (basis points)
+400	$31,108	$(22,001)	(41.4%)	10.6%	(530)
+300	36,264	(16,845)	(31.7%)	11.9%	(400)
+200	41,696	(11,413)	(21.5%)	13.3%	(260)
+100	47,435	(5,674)	(10.7%)	14.7%	(120)
Level	53,109	-	-	15.9%	-
-100	57,702	4,593	8.6%	16.8%	90
-200	61,576	8,467	15.9%	17.4%	150
-300	64,657	11,548	21.7%	17.8%	190
-400	65,621	12,512	23.6%	17.6%	170

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts of Colonial Federal Savings Bank, which had a book value of $63.9 million at December 31, 2024.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2024, in the event of an instantaneous 200 basis point increase in interest rates, we would experience an 21.5% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 15.9% increase in EVE.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in net interest income and EVE require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net interest income and EVE tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net interest income and EVE tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and EVE and will differ from actual results.

Net interest income and EVE calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits, and borrowings.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities and borrowings from the FHLB and the Federal Reserve Bank of Boston. At December 31, 2024, we had $10.4 million of outstanding advances from the FHLB. At December 31, 2024, we had the ability to borrow an additional $48.7 million in FHLB advances. Additionally, at December 31, 2024, we had $2.4 million and $26.4 million under available lines of credit with the FHLB and Federal Reserve Bank of Boston, respectively, none of which was drawn at December 31, 2024.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $167,000 for the six months ended December 31, 2024, compared to cash used in operating activities of $64,000 for the six months ended December 31, 2023. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on securities, was $2.5 million for the six months ended December 31, 2024, compared to cash used in investing activities of $1.1 million for the six months ended December 31, 2023. Net cash used in financing activities was $750,000 for the six months ended December 31, 2024, compared to net cash provided by financing activities of $10.0 million for the six months ended December 31, 2023. Changes in net cash related to financing activities were primarily related to decrease in deposits and treasury stock purchased and the absence of any additional borrowings for the six months ended December 31, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits as supplemented by the use of FHLB advances as needed.

Capital Resources. At December 31, 2024 and June 30, 2024, the Bank exceeded all of its regulatory capital requirements. See Note 8 of the unaudited consolidated financial statements of this quarterly report.

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

At December 31, 2024, we had $3.1 million of commitments to originate loans, $3.8 million of unadvanced funds under home equity lines of credit and $2.0 million of unadvanced funds under commercial and other lines of credit. See Note 9 in the Notes to the unaudited consolidated financial statements for further information.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Treasurer and Chief Operating Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2024, the Company’s Chief Executive Officer and Treasurer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2024, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

The following table provides information on repurchases by the Company of its common stock under the Company's Board approved program for the second quarter:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2024 through October 31, 2024	8,861	$6.81	37,662	114,625
November 1, 2024 through November 30, 2024	12,022	6.75	49,684	102,603
December 1, 2024 through December 31, 2024	24,551	6.76	74,235	78,052
Total	45,434	$6.77	74,235	78,052

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers. During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of Regulation S-K).

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

101

The following materials for the three months ended December 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Loss, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFSB BANCORP, INC.

Date: February 12, 2025	By:	/s/ Michael E. McFarland
Michael E. McFarland
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2025	By:	/s/ Susan Shea
Susan Shea
Treasurer and Chief Operating Officer
(Principal Financial and Accounting Officer)