Form 10-Q
period 2025-03-31
CFSB Bancorp, Inc. /MA/
filed 2025-05-14
CIK 1879103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, the registrant had 6,548,575 shares of common stock, $0.01 par value per share, outstanding.

Item 1. Financial Statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	March 31,	June 30,
	2025	2024
Assets:
Cash and due from banks	$1,205	$1,339
Short-term investments	27,045	25,620
Total cash and cash equivalents	28,250	26,959
Securities available for sale, at fair value	97	113
Securities held to maturity, net of allowance for credit losses of $114 and $149, fair value of $135,475 and $133,420 at March 31, 2025 and June 30, 2024, respectively	145,869	146,994
Federal Home Loan Bank stock, at cost	704	704
Loans, net of allowance for credit losses of $1,504 and $1,553 at March 31, 2025 and June 30, 2024, respectively	173,164	170,438
Premises and equipment, net	3,078	3,246
Accrued interest receivable	1,382	1,398
Bank-owned life insurance	10,877	10,670
Deferred tax asset	1,226	1,245
Operating lease right of use asset	788	860
Other assets	765	812
Total assets	$366,200	$363,439

Liabilities and Stockholders' Equity:
Deposits
Non-interest-bearing	$29,430	$34,124
Interest-bearing	244,331	236,717
Total deposits	273,761	270,841
Federal Home Loan Bank of Boston advances	10,350	10,350
Mortgagors' escrow accounts	1,638	1,525
Operating lease liability	811	877
Accrued expenses and other liabilities	3,925	3,796
Total liabilities	290,485	287,389
Stockholders' Equity
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none outstanding	$-	$-
Common Stock, $.01 par value, 90,000,000 shares authorized, 6,548,575 issued and outstanding as of March 31, 2025 and 6,621,152 issued and outstanding as of June 30, 2024	65	65
Additional paid-in capital	28,385	28,139
Treasury stock at cost, 84,067 and 11,490 shares at March 31, 2025 and June 30, 2024, respectively	(573)	(78)
Retained earnings	50,062	50,226
Accumulated other comprehensive loss	-	(1)
Unearned compensation - ESOP, 222,412 and 230,084 shares unallocated at March 31, 2025 and June 30, 2024, respectively	(2,224)	(2,301)
Total stockholders' equity	75,715	76,050
Total liabilities and stockholders' equity	$366,200	$363,439

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Net Income (Loss) (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
Interest and dividend income:
Interest and fees on loans	$1,838	$1,777	$5,387	$5,257
Interest and dividends on debt securities:
Taxable	1,095	965	3,206	2,737
Tax-exempt	71	89	221	279
Interest on short-term investments	262	176	934	270
Total interest and dividend income	3,266	3,007	9,748	8,543

Interest expense:
Deposits	1,395	1,197	4,307	3,124
Borrowings	117	171	355	335
Total interest expense	1,512	1,368	4,662	3,459

Net interest income	1,754	1,639	5,086	5,084
(Reversal) provision of credit losses for securities held to maturity	(5)	44	(35)	(97)
(Reversal) provision of credit losses for off-balance sheet exposures	(26)	15	(1)	3
Provision (reversal) of credit losses for loans	97	(79)	(48)	(196)
Net interest income after (reversal) provision of credit losses	1,688	1,659	5,170	5,374

Non-interest income:
Customer service fees	37	41	114	118
Income on bank-owned life insurance	68	67	207	201
Other income	55	59	174	180
Total non-interest income	160	167	495	499

Non-interest expenses:
Salaries and employee benefits	1,038	1,117	3,352	3,528
Occupancy and equipment	257	256	745	750
Advertising	35	32	109	106
Data processing	103	97	305	287
Deposit insurance	34	33	103	99
Other general and administrative	380	373	1,148	1,163
Total non-interest expenses	1,847	1,908	5,762	5,933

Income (loss) before income taxes	1	(82)	(97)	(60)
(Benefit) provision for income taxes	(3)	(42)	67	67
Net income (loss)	$4	$(40)	$(164)	$(127)

Net loss per share:
Basic	$0.00	$(0.01)	$(0.03)	$(0.02)
Diluted	$0.00	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding:
Basic	6,241,324	6,292,060	6,269,372	6,286,323
Diluted	6,241,324	6,292,060	6,269,372	6,286,323

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net income (loss)	$4	$(40)	$(164)	$(127)
Other comprehensive loss:
Change in unrealized holding losses	-	-	1	4
Net change in unrealized losses	-	-	1	4
Tax effect	-	-	-	(2)
Net-of-tax amount	-	-	1	2
Comprehensive income (loss)	$4	$(40)	$(163)	$(125)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands)

						Accumulated
			Additional			Other	Unearned
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Compensation
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	ESOP	Total
Balance at December 31, 2024	6,558,407	$65	$28,302	$(504)	$50,058	$-	$(2,250)	$75,671
Net income	-	-	-	-	4	-	-	4
Other comprehensive income	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	89	-	-	-	-	89
Treasury stock purchased	(9,832)	-	-	(69)	-	-	-	(69)
ESOP shares committed to be released	-	-	(6)	-	-	-	26	20
Balance at March 31, 2025	6,548,575	$65	$28,385	$(573)	$50,062	$-	$(2,224)	$75,715

Balance at December 31, 2023	6,632,642	$65	$27,976	$-	$50,106	$(1)	$(2,351)	$75,795
Net loss	-	-	-	-	(40)	-	-	(40)
Other comprehensive income	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	90	-	-	-	-	90
ESOP shares committed to be released	-	-	(8)	-	-	-	25	17
Balance at March 31, 2024	6,632,642	$65	$28,058	$-	$50,066	$(1)	$(2,326)	$75,862

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

(Dollars in thousands)

						Accumulated
			Additional			Other	Unearned
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Compensation
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	ESOP	Total
Balance at June 30, 2024	6,621,152	$65	$28,139	$(78)	$50,226	$(1)	$(2,301)	$76,050
Net loss	-	-	-	-	(164)	-	-	(164)
Other comprehensive income	-	-	-	-	-	1	-	1
Stock-based compensation	-	-	269	-	-	-	-	269
Treasury stock purchased	(72,577)	-	-	(495)	-	-	-	(495)
ESOP shares committed to be released	-	-	(23)	-	-	-	77	54
Balance at March 31, 2025	6,548,575	$65	$28,385	$(573)	$50,062	$-	$(2,224)	$75,715

Balance at June 30, 2023	6,632,642	$65	$27,814	$-	$50,416	$(3)	$(2,403)	$75,889
Cumulative effect accounting adjustment(1)	-	-	-		(223)	-	-	(223)
Net loss	-	-	-	-	(127)	-	-	(127)
Other comprehensive income	-	-	-	-	-	2	-	2
Stock-based compensation	-	-	269	-	-	-	-	269
ESOP shares committed to be released	-	-	(25)		-	-	77	52
Balance at March 31, 2024	6,632,642	$65	$28,058	$-	$50,066	$(1)	$(2,326)	$75,862

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

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(164)	$(127)
Adjustments to reconcile net loss to net cash provided by operating activities:
Reversal of credit losses	(84)	(290)
Amortization of securities, net	141	257
Net change in deferred loan costs and fees	(34)	48
Increase in cash surrender value of bank-owned life insurance	(207)	(201)
Depreciation and amortization, net	170	176
Deferred income tax expense	19	-
ESOP expense	54	52
Stock-based compensation	269	269
Net change in accrued interest receivable	16	(37)
Other, net	181	(51)
Net cash provided by operating activities	361	96
Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	17	30
Activity in securities held to maturity:
Maturities, prepayments and calls	12,582	13,769
Purchases	(11,563)	(12,766)
Purchases of Federal Home Loan Bank of Boston stock	-	(323)
Loan originations and payments, net	(2,642)	5,161
Additions to premises and equipment	(2)	(31)
Net cash (used in) provided by investing activities	(1,608)	5,840
Cash flows from financing activities:
Net increase in deposits	2,920	2,262
Treasury stock purchased	(495)	-
Net change in short-term borrowings	7,790	(3,675)
Net change in long-term borrowings	(7,790)	10,350
Net change in mortgagors' escrow accounts	113	(70)
Net cash provided by financing activities	2,538	8,867
Net change in cash and cash equivalents	1,291	14,803
Cash and cash equivalents at beginning of period	26,959	6,861
Cash and cash equivalents at end of period	$28,250	$21,664
Supplemental information:
Interest paid on deposits and long-term borrowings	$4,693	$3,393
Income taxes paid	$40	$85
Adoption of ASU 2016-13	$-	$223

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

Reorganization and Offering

On January 12, 2022, the Bank reorganized from a federally chartered mutual savings bank into the two-tier mutual holding company structure. As part of the reorganization, a mutual holding company (the “MHC”) was formed as a federal corporation, into which all of the current voting rights of the members of the Bank were transferred. As part of the reorganization, the Bank converted to a federal stock savings bank. A stock holding company (the “Holding Company”) was established as a federal corporation and a majority-owned subsidiary of the MHC at all times so long as the MHC remains in existence. Concurrently with the reorganization, the Holding Company offered for sale 43% of its common stock in a stock offering and contributed 2% of its common stock to a charitable foundation established as a part of the reorganization. The remainder of the Holding Company common stock is held by the MHC. The Holding Company offered shares of common stock for sale on a priority basis to depositors of the Bank and the tax qualified employee plans of the Bank. The Company sold 2,804,306 shares of common stock at $10.00 per share.

Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as

CFSB Bancorp, Inc. and Subsidiary

options) were issued during the period. There were no anti-dilutive options for the three and nine months ended March 31, 2025 or 2024. Unearned ESOP shares are not deemed outstanding for earnings per share calculations.

The following table presents the factors used in the earnings per share calculation:

	For the Three Months Ended		For the Nine Months Ended
(Dollars In thousands)	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Net income (loss)	$4	$(40)	$(164)	$(127)

Weighted average number of common shares outstanding	6,550,001	6,632,642	6,583,457	6,632,642
Less: Average unallocated ESOP shares	(224,090)	(234,316)	(226,669)	(236,886)
Less: Average non-vested restricted shares	(84,587)	(106,266)	(87,416)	(109,433)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	6,241,324	6,292,060	6,269,372	6,286,323
Dilutive effect of share-based compensation	-	-	-	-
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,241,324	6,292,060	6,269,372	6,286,323

Loss per common share
Basic	$0.00	$(0.01)	$(0.03)	$(0.02)
Diluted	$0.00	$(0.01)	$(0.03)	$(0.02)

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

Management believes that the allowance for credit losses was adequate as of March 31, 2025 and June 30, 2024. While management uses current information and reasonable and supportable forecasts to recognize losses on loans, securities and off-balance sheet commitments, future additions to the allowance for credit losses may be necessary based on changes in economic conditions or other factors. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews the Bank's allowance for credit losses, and as a result of such reviews, management may have to adjust the allowance for credit losses. However, regulatory agencies are not directly involved in establishing the allowance for credit losses as the process is management's responsibility and any increase or decrease in the allowance is the responsibility of management.

Management believes that the deferred tax provision was adequate as of March 31, 2025 and June 30, 2024. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” management uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. A valuation allowance results in additional income tax expense in the period in which it is recognized, which would negatively affect earnings. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require management to make projections of future taxable income. The judgments and estimates management makes in determining the deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory, economic, or business factors change. Management believes, based upon current facts, that it is more likely than not that there will be insufficient taxable income in future years to realize the federal and state portion of its deferred tax asset.

CFSB Bancorp, Inc. and Subsidiary

Recent accounting pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2023-09, Income Taxes-Improvements to Income Tax Disclosures (Topic 740), which requires entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. On an annual basis, entities must disclose: (1) the amount of income taxes paid, net of refunds, disaggregated by federal, state and foreign sources and (2) the amount of income taxes paid, net of refunds, disaggregated by individual jurisdictions in which income taxes paid, net of refunds received, for amounts equal to or greater than 5% of total income taxes paid. Further, the amendments also require entities to disclose: (1) income or loss from continued operations before income tax expense (or benefit) disaggregated between domestic and foreign sources; and (2) income or loss from continued operations disaggregated by federal, state, and foreign sources. This ASU, as amended, is effective for the Company in fiscal years beginning after December 15, 2024 and is not expected to have a material impact on the Company's consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

2.
RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Effective March 26, 2020, the Board of Governors of the Federal Reserve reduced reserve requirement ratios to zero percent and therefore no reserve balance was required at March 31, 2025 or June 30, 2024.

3.
SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses and allowance for credit losses, follows:

	March 31, 2025
(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities - residential	$97	$-	$97	$-	$-	$97
Total securities available for sale	$97	$-	$97	$-	$-	$97

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$1,000	$-	$1,000	$-	$(3)	$997
Mortgage-backed securities - residential	48,612	-	48,612	107	(1,808)	46,911
Mortgage-backed securities - commercial	4,961	-	4,961	9	(7)	4,963
Collateralized mortgage obligations	4,183	-	4,183	6	(1)	4,188
Municipal bonds	37,925	1	37,924	2	(5,633)	32,293
Corporate bonds	49,302	113	49,189	22	(3,088)	46,123
Total securities held to maturity	$145,983	$114	$145,869	$146	$(10,540)	$135,475

	June 30, 2024
(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities - residential	$114	$-	$114	$-	$(1)	$113
Total securities available for sale	$114	$-	$114	$-	$(1)	$113

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$998	$-	$998	$-	$(19)	$979
Mortgage-backed securities - residential	46,556	-	46,556	13	(2,763)	43,806
Mortgage-backed securities - commercial	4,462	-	4,462	11	(3)	4,470
Collateralized mortgage obligations	2,975	-	2,975	9	-	2,984
Municipal bonds	41,171	2	41,169	-	(6,347)	34,822
Corporate bonds	50,981	147	50,834	3	(4,478)	46,359
Total securities held to maturity	$147,143	$149	$146,994	$36	$(13,610)	$133,420

Securities with an amortized cost of $32,173,000 and a fair value of $28,535,000 at March 31, 2025 were pledged to secure a credit line with the Federal Reserve Bank. See Note 7 of these unaudited consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

The amortized cost and fair value of debt securities, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2025
	Due in One Year or Less		Due After One Year to Five Years		Due after Five Years to Ten Years		Due After 10 Years		Total
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities - residential	$-	$-	$10	$10	$77	$77	$10	$10	$97	$97
Total securities available for sale	$-	$-	$10	$10	$77	$77	$10	$10	$97	$97

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$1,000	$997	$-	$-	$-	$-	$-	$-	$1,000	$997
Mortgage-backed securities - residential	32	32	2,536	2,479	14,205	13,496	31,839	30,904	48,612	46,911
Mortgage-backed securities - commercial	-	-	1,779	1,772	3,182	3,191	-	-	4,961	4,963
Collateralized mortgage obligations	-	-	-	-	4,183	4,188	-	-	4,183	4,188
Municipal bonds	-	-	7,536	7,456	15,637	13,420	14,752	11,417	37,925	32,293
Corporate bonds	2,999	2,956	37,465	35,485	7,156	6,369	1,682	1,313	49,302	46,123
Total securities held to maturity	$4,031	$3,985	$49,316	$47,192	$44,363	$40,664	$48,273	$43,634	$145,983	$135,475

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

CFSB Bancorp, Inc. and Subsidiary

Allowance for Credit Losses - Securities Available for Sale

The Company measures expected credit losses on securities available for sale based upon the gain or loss position of the security. For securities available for sale in an unrealized loss position which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost, the Company evaluates qualitative criteria to determine any expected loss. This includes among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. Securities available for sale which are guaranteed by government agencies do not have an allowance for credit losses, as these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), or Government National Mortgage Association (“GNMA”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. Certain items may cause the Company to change this methodology, which include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. The Company will evaluate its position no less than annually. Accrued interest receivable on securities available for sale guaranteed by government agencies totaled $460 at March 31, 2025 and is excluded from the estimate of credit losses. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings, limited by the amount of the fair value of the security less its amortized cost. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. There were no securities available for sale not guaranteed by government agencies at March 31, 2025.

Allowance for Credit Losses - Securities Held to Maturity

The Company measures expected credit losses on securities held to maturity on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default basis taking into consideration the expected life of each security. Held-to-maturity securities which are issued by the United States Treasury or are guaranteed by government agencies do not have an allowance for credit losses as these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise FHLMC, FNMA, or GNMA. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. Certain items may cause the Company to change this methodology which include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. The Company will evaluate its position no less than annually. Any expected credit losses on held-to-maturity securities would be presented as an allowance for credit loss. Accrued interest receivable on held-to-maturity securities totaled $840,000 at March 31, 2025 and is excluded from the estimate of credit losses.

CFSB Bancorp, Inc. and Subsidiary

The following tables summarize the activity in the allowance for credit losses for securities held to maturity by security type for the dates indicated:

	Government-sponsored Enterprises
(In thousands)	Debt Obligations	Mortgage-backed Securities	Municipal Bonds	Corporate Bonds	Total
Balance at December 31, 2024	$-	$-	$1	$118	$119
Reversal of credit losses	-	-	-	(5)	(5)
Balance at March 31, 2025	$-	$-	$1	$113	$114

	Government-sponsored Enterprises
(In thousands)	Debt Obligations	Mortgage-backed Securities	Municipal Bonds	Corporate Bonds	Total
Balance at June 30, 2024	$-	$-	$2	$147	$149
Reversal of credit losses	-	-	(1)	(34)	(35)
Balance at March 31, 2025	$-	$-	$1	$113	$114

	Government-sponsored Enterprises
(In thousands)	Debt Obligations	Mortgage-backed Securities	Municipal Bonds	Corporate Bonds	Total
Balance at December 31, 2023	$-	$-	$2	$132	$134
Provision for (reversal of) credit losses	-	-	(1)	45	44
Balance at March 31, 2024	$-	$-	$1	$177	$178

	Government-sponsored Enterprises
(In thousands)	Debt Obligations	Mortgage-backed Securities	Municipal Bonds	Corporate Bonds	Total
Balance at June 30, 2023	$-	$-	$-	$-	$-
Adoption of ASU 2016-13	-	-	2	274	276
Adjusted beginning balance	-	-	2	274	276
Reversal of credit losses	-	-	(1)	(97)	(98)
Balance at March 31, 2024	$-	$-	$1	$177	$178

CFSB Bancorp, Inc. and Subsidiary

Information pertaining to securities with gross unrealized losses at March 31, 2025 or June 30, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2025
	Less Than Twelve Months				Over Twelve Months
(In thousands)	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Depreciation from Amortized Cost Basis (%)	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Depreciation from Amortized Cost Basis (%)
Securities available for sale:
Mortgage-backed securities - residential	-	$-	$-	-%	-	$-	$-	-%
Total temporarily impaired securities available for sale	-	$-	$-	-%	-	$-	$-	-%

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	-	$-	$-	-%	1	$3	$997	0.3%
Mortgage-backed securities - residential	10	51	8,191	0.6	105	1,757	27,154	6.1
Mortgage-backed securities - commercial	3	7	2,510	0.3	-	-	-	-
Collateralized mortgage obligations	1	1	1,237	0.1	-	-	-	-
Municipal bonds	9	180	5,718	3.1	33	5,453	25,156	17.8
Corporate bonds	1	4	996	0.4	37	3,084	43,692	6.6
Total temporarily impaired securities held to maturity	24	$243	$18,652	1.3%	176	$10,297	$96,999	9.6%

	June 30, 2024
	Less Than Twelve Months				Over Twelve Months
(In thousands)	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Depreciation from Amortized Cost Basis (%)	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Depreciation from Amortized Cost Basis (%)
Securities available for sale:
Mortgage-backed securities - residential	-	$-	$-	-%	31	$1	$74	1.3%
Total temporarily impaired securities available for sale	-	$-	$-	-%	31	$1	$74	1.3%

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	-	$-	$-	-%	1	$19	$979	1.9%
Mortgage-backed securities - residential	5	25	3,575	0.7	122	2,738	34,679	7.3
Mortgage-backed securities - commercial	2	3	1,885	0.1	-	-	-	-
Municipal bonds	8	56	3,724	1.5	41	6,291	30,085	17.3
Corporate bonds	1	5	1,529	0.3	38	4,473	43,975	9.2
Total temporarily impaired securities held to maturity	16	$89	$10,713	0.8%	202	$13,521	$109,718	11.0%

CFSB Bancorp, Inc. and Subsidiary

At March 31, 2025, 200 debt securities had unrealized losses with an aggregate depreciation of 8.4% from the Bank’s amortized cost basis. These unrealized losses are the result of changes in the interest rate environment and there have been no downgrades in the investment quality of these securities.

CFSB Bancorp, Inc. and Subsidiary

Credit Quality Indicators

The Company monitors the credit quality of securities through the use of Standard & Poor's credit ratings on a quarterly basis. Based on credit ratings, all securities are investment grade at March 31, 2025 and June 30, 2024. The following tables provide the amortized cost of securities available for sale and securities held to maturity at the dates indicated:

	March 31, 2025
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa1	Baa2	Total
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities - residential	$97	$-	$-	$-	$-	$-	$-	$-	$-	$97
Total securities available for sale	$97	$-	$-	$-	$-	$-	$-	$-	$-	$97

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$1,000	$-	$-	$-	$-	$-	$-	$-	$-	$1,000
Mortgage-backed securities - residential	48,612	-	-	-	-	-	-	-	-	48,612
Mortgage-backed securities - commercial	4,961	-	-	-	-	-	-	-	-	4,961
Collateralized mortgage obligations	4,183	-	-	-	-	-	-	-	-	4,183
Municipal bonds	9,171	12,932	11,140	2,969	-	1,713	-	-	-	37,925
Corporate bonds	2,182	-	4,722	5,574	14,235	10,218	8,000	3,859	512	49,302
Total securities held to maturity	$70,109	$12,932	$15,862	$8,543	$14,235	$11,931	$8,000	$3,859	$512	$145,983

CFSB Bancorp, Inc. and Subsidiary

	June 30, 2024
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Total
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities - residential	$114	$-	$-	$-	$-	$-	$-	$-	$114
Total securities available for sale	$114	$-	$-	$-	$-	$-	$-	$-	$114

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$998	$-	$-	$-	$-	$-	$-	$-	$998
Mortgage-backed securities - residential	46,556	-	-	-	-	-	-	-	46,556
Mortgage-backed securities - commercial	4,462	-	-	-	-	-	-	-	4,462
Collateralized mortgage obligations	2,975	-	-	-	-	-	-	-	2,975
Municipal bonds	8,741	13,882	13,173	2,643	1,020	1,712	-	-	41,171
Corporate bonds	2,192	-	4,767	2,062	16,475	14,281	10,690	514	50,981
Total securities held to maturity	$65,924	$13,882	$17,940	$4,705	$17,495	$15,993	$10,690	$514	$147,143

There were no sales of securities during the nine months ended March 31, 2025 or 2024.

CFSB Bancorp, Inc. and Subsidiary

4.
LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the balances of loans follows:

(In thousands)	March 31, 2025	June 30, 2024
Mortgage loans on real estate:
Residential:
1-4 family	$138,130	$138,005
Multifamily	16,159	12,066
Second mortgages and home equity lines of credit	4,007	3,372
Commercial	14,736	16,833
Total mortgage loans on real estate	173,032	170,276
Consumer loans:
Consumer	85	65
Home improvement	1,904	2,037
Total other loans	1,989	2,102
Total loans	175,021	172,378
Allowance for credit losses	(1,504)	(1,553)
Net deferred loan fees	(353)	(387)
Loans, net	$173,164	$170,438

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

CFSB Bancorp, Inc. and Subsidiary

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is an estimate of current expected losses within the Company's loan portfolio. The ACL, as reported on our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by loan charge-offs, net of recoveries. Accrued interest receivable on loans was $542,000 at March 31, 2025 and $520,000 at June 30, 2024, and is excluded from the estimate of credit losses.

The loan loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments, which are disaggregated by call code. For each of these pools, the Company collects historical loss data, dating back to March 2008, from a selection of peer banks and applies the annual historical loss rate over the estimated remaining average life of the loan portfolio segment. The use of peer banks' historical loss rates is due to the lack of loss history experienced by the Bank. The average remaining life of a loan portfolio segment is adjusted for estimated prepayment and curtailment expectations. The modeling for estimated prepayment speeds and curtailment rates is based on a combination of historical data and market estimates. The quantitative component of the ACL on loans is model-based and utilizes a forward-looking macroeconomic forecast. The Company uses a Weighted Average Remaining Maturity (“WARM”) method, incorporating historical loss data based on statistically derived economic variable loss drivers, to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, and considers historical experience, current conditions, and future expectations for segments of loans over a reasonable and supportable forecast period. The historical information is collected from a selection of peer banks and is derived from a combination of recessionary and non-recessionary performance periods for which data is available.

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

WARM method

In estimating the component of the ACL for loans that share similar credit characteristics with other loans, such loans are segregated into loan segments. Loans are designated into loan segments based on call code, for ease of use of historical peer bank data. In determining the ACL, we derive an estimated credit loss assumption from a model that categorizes loans to their call codes. The model calculates an expected loss percentage for each loan call code segment by considering the related historical annual net charge-off rate for that segment, based on historical averages from a select group of peer banks dating back to March 2008, and the average remaining life of the loan segment, based on estimated prepayment and curtailment rates. The historical loss rates over the remaining life of the loan segment are adjusted for differences between the historical net charge-off rates and the expected conditions over the remaining lives of the loans related to: (1) national, regional and local economic and business conditions and developments that effect the collectability of the portfolio; (2) changes in the amount of past due loans and adversely classified or graded loans, the amount of nonaccrual loans and trends in charge-offs and recoveries; (3) changes in the size and composition of the portfolio and the terms of loans; (4) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; (5) changes in the experience, ability and depth of lending management and other relevant staff; (6) changes in the quality of the institution's review system; (7) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution's existing portfolio; and (8) the existence of any concentrations of credit, and changes in the level of such concentrations. Such factors are used to adjust the historical net charge-off rates so that they reflect management expectations of future conditions based on a reasonable and supportable forecast. The Company uses regression analysis of historical peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime net charge-off rates. This analysis also determines how net charge-off rates will react to forecasted levels of the economic variables.

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

CFSB Bancorp, Inc. and Subsidiary

The following table presents activity in the allowance for credit losses by loan segment for the three months ended March 31, 2025 and 2024 is as follows:

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Commercial Real Estate	Consumer	Home Improvement	Total
Allowance for credit losses for loans
Balance at December 31, 2024	$946	$181	$11	$212	$2	$55	$1,407
Provision (benefit) for credit losses	74	22	3	(3)	-	1	97
Balance at March 31, 2025	$1,020	$203	$14	$209	$2	$56	$1,504

Allowance for credit losses for off-balance sheet exposures
Balance at December 31, 2024	$10	$46	$-	$-	$-	$-	$56
Benefit for credit losses	(1)	(25)	-	-	-	-	(26)
Balance at March 31, 2025	$9	$21	$-	$-	$-	$-	$30

Allowance for credit losses for loans
Balance at December 31, 2023	$1,051	$188	$47	$289	$2	$64	$1,641
Provision (benefit) for credit losses	(19)	(24)	15	(54)	1	2	(79)
Loans charged-off	-	-	-	-	(1)	-	(1)
Balance at March 31, 2024	$1,032	$164	$62	$235	$2	$66	$1,561

Allowance for credit losses for off-balance sheet exposures
Balance at December 31, 2023	$-	$11	$-	$-	$-	$-	$11
Provision for credit losses	-	15	-	-	-	-	15
Balance at March 31, 2024	$-	$26	$-	$-	$-	$-	$26

The $97,000 provision for credit losses for loans was primarily due to increases in loan balances for the three months ended March 31, 2025. The $26,000 reversal for credit losses for off-balance sheet exposures was primarily due to a decrease of $2.3 million in unfunded commitments for the three months ended March 31, 2025.

CFSB Bancorp, Inc. and Subsidiary

The following table presents activity in the allowance for credit losses by loan segment for the nine months ended March 31, 2025 and 2024 is as follows:

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Commercial Real Estate	Consumer	Home Improvement	Unallocated	Total
Allowance for credit losses for loans
Balance at June 30, 2024	$1,043	$191	$18	$240	$1	$60	$-	$1,553
Provision (benefit) for credit losses	(23)	12	(4)	(31)	2	(4)	-	(48)
Loans charged-off	-	-	-	-	(1)	-	-	(1)
Balance at March 31, 2025	$1,020	$203	$14	$209	$2	$56	$-	$1,504

Allowance for credit losses for off-balance sheet exposures
Balance at June 30, 2024	$5	$26	$-	$-	$-	$-	$-	$31
Provision (benefit) for credit losses	4	(5)	-	-	-	-	-	(1)
Balance at March 31, 2025	$9	$21	$-	$-	$-	$-	$-	$30

Allowance for credit losses for loans
Balance at June 30, 2023	$974	$190	$29	$346	$-	$64	$144	$1,747
Adoption of ASU 2016-13(1)	139	2	23	(19)	2	9	(144)	12
Adjusted beginning balance	$1,113	$192	$52	$327	$2	$73	$-	$1,759
Provision (benefit) for credit losses	(81)	(28)	10	(92)	1	(7)	-	(197)
Loans charged-off	-	-	-	-	(1)	-	-	(1)
Balance at March 31, 2024	$1,032	$164	$62	$235	$2	$66	$-	$1,561

Allowance for credit losses for off-balance sheet exposures
Balance at June 30, 2023	$-	$-	$-	$-	$-	$-	$-	$-
Adoption of ASU 2016-13(1)	5	7	-	7	4	-	-	23
Adjusted beginning balance	$5	$7	$-	$7	$4	$-	$-	$23
Provision (benefit) for credit losses	(5)	19	-	(7)	(4)	-	-	3
Balance at March 31, 2024	$-	$26	$-	$-	$-	$-	$-	$26

(1) Represents the net adjustment needed to reflect the cumulative day one impact pursuant to the Company's adoption of ASU 2016-13 (i.e., the cumulative effect adjustment related to the adoption of ASU 2016-13 as of July 1, 2023).

The $48,000 reversal for credit losses for loans was primarily due to changes in economic factors and continued strong asset quality for the nine months ended March 31, 2025. The $1,000 reversal for credit losses for off-balance sheet exposures was primarily due to a decrease of $315,000 in unfunded commitments for the nine months ended March 31, 2025.

CFSB Bancorp, Inc. and Subsidiary

Individually Evaluated Loans

In connection with the adoption of ASU 2016-13, the Company no longer provides information on impaired loans. A loan is considered individually evaluated when, based on current information and events, the loan is rated special mention or worse. At March 31, 2025, the Company had $1.4 million in individually evaluated residential one- to four-family loans, with a provision for credit loss of $10,000. These consisted of four loans, to one borrower, that are current and rated substandard and individually evaluated due to the borrowers' inability to show sufficient rent receipts to support the debt coverage.

The following tables present the allocation of the allowance for credit losses on loans to each category presented as of March 31, 2025.

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Commercial Real Estate	Consumer	Home Improvement	Total

March 31, 2025
Allowance for credit losses on loans:
Individually evaluated for credit losses	$10	$-	$-	$-	$-	$-	$10
Collectively evaluated for credit losses	1,010	203	14	209	2	56	1,494
Total	$1,020	$203	$14	$209	$2	$56	$1,504
Loans
Individually evaluated for credit losses	$1,361	$-	$-	$-	$-	$-	$1,361
Collectively evaluated for credit losses	136,769	16,159	4,007	14,736	85	1,904	173,660
	$138,130	$16,159	$4,007	$14,736	$85	$1,904	$175,021

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Commercial Real Estate	Consumer	Home Improvement	Total
June 30, 2024
Allowance for credit losses on loans:
Individually evaluated for credit losses	$10	$-	$-	$-	$-	$-	$10
Collectively evaluated for credit losses	1,033	191	18	240	1	60	1,543
Total allowance for credit losses on loan	$1,043	$191	$18	$240	$1	$60	$1,553

Loans
Individually evaluated for credit losses	$1,390	$-	$-	$-	$-	$-	$1,390
Collectively evaluated for credit losses	136,615	12,066	3,372	16,833	65	2,037	170,988
Total loans	$138,005	$12,066	$3,372	$16,833	$65	$2,037	$172,378

CFSB Bancorp, Inc. and Subsidiary

The following table presents past due loans or loans on nonaccrual at March 31, 2025.

(In thousands)	30-59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Nonaccrual Loans
March 31, 2025
Residential 1-4 family	$370	$-	$-	$370	$-
Total loans	$370	$-	$-	$370	$-

At March 31, 2025, there were no loans on nonaccrual. At March 31, 2025 and June 30, 2024, there were no loans past due ninety days or more and still accruing. At June 30, 2024, there were no past due or nonaccrual loans.

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

There were no loan modifications during the three or nine months ended March 31, 2025 or 2024. During the three or nine months ended March 31, 2025 and 2024, no modified loans defaulted (defined as 30 days or more past due) within twelve months of restructuring. There were no charge-offs on modified loans during the three or nine months ended March 31, 2025 or 2024.

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

CFSB Bancorp, Inc. and Subsidiary

The following tables detail the amortized cost balances of the Company's loan portfolio presented by risk rating and origination year as of the periods presented:

								Revolving Loans
	Term Loans at Amortized Cost by Fiscal Origination Year						Revolving Loans	Converted to
(In thousands)	2025	2024	2023	2022	2021	Prior	Amortized Cost	Term Loans	Total
March 31, 2025
Residential 1-4 family:
Pass	$11,245	$6,938	$10,588	$28,288	$15,943	$63,781	$-	$-	$136,783
Substandard	-	-	-	-	-	1,362	-	-	1,362
Total residential 1-4 family	11,245	6,938	10,588	28,288	15,943	65,143	-	-	138,145

Multifamily:
Pass	1,679	691	379	4,105	2,939	5,710	652	-	16,155
Total multifamily	1,679	691	379	4,105	2,939	5,710	652	-	16,155

Second mortgages and home equity lines of credit:
Pass	531	1,504	550	52	201	271	869	29	4,007
Total second mortgages and home equity lines of credit	531	1,504	550	52	201	271	869	29	4,007

Commercial:
Pass	-	2,870	8,138	650	156	2,919	-	-	14,733
Total commercial	-	2,870	8,138	650	156	2,919	-	-	14,733

Consumer:
Pass	32	23	-	-	-	30	-	-	85
Total consumer	32	23	-	-	-	30	-	-	85

Home improvement:
Pass	265	270	324	290	268	126	-	-	1,543
Total home improvement	265	270	324	290	268	126	-	-	1,543

Total loans
Pass	13,752	12,296	19,979	33,385	19,507	72,837	1,521	29	173,306
Substandard	-	-	-	-	-	1,362	-	-	1,362
Net deferred fees	23	94	87	32	43	74	-	-	353
Total loans	$13,775	$12,390	$20,066	$33,417	$19,550	$74,273	$1,521	$29	$175,021

CFSB Bancorp, Inc. and Subsidiary

								Revolving Loans
	Term Loans at Amortized Cost by Fiscal Origination Year						Revolving Loans	Converted to
(In thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost	Term Loans	Total
June 30, 2024
Residential 1-4 family:
Pass	$10,045	$10,709	$28,969	$16,833	$17,533	$52,153	$383	$-	$136,625
Substandard	-	-	-	-	355	1,035	-	-	1,390
Total residential 1-4 family	10,045	10,709	28,969	16,833	17,888	53,188	383	-	138,015

Multifamily:
Pass	699	-	3,799	2,259	1,123	3,840	346	-	12,066
Total multifamily	699	-	3,799	2,259	1,123	3,840	346	-	12,066

Second mortgages and home equity lines of credit:
Pass	1,085	765	126	212	57	336	791	-	3,372
Total second mortgages and home equity lines of credit	1,085	765	126	212	57	336	791	-	3,372

Commercial:
Pass	498	8,654	1,059	910	836	4,805	71	-	16,833
Total commercial	498	8,654	1,059	910	836	4,805	71	-	16,833

Consumer:
Pass	32	-	-	-	13	20	-	-	65
Total consumer	32	-	-	-	13	20	-	-	65

Home improvement:
Pass	323	382	352	350	149	84	-	-	1,640
Total home improvement	323	382	352	350	149	84	-	-	1,640

Total loans
Pass	12,682	20,510	34,305	20,564	19,711	61,238	1,591	-	170,601
Substandard	-	-	-	-	355	1,035	-	-	1,390
Net deferred fees	92	104	42	58	23	68	-	-	387
Total loans	$12,774	$20,614	$34,347	$20,622	$20,089	$62,341	$1,591	$-	$172,378

At March 31, 2025, there were $1.4 million of loans rated substandard with a provision for credit loss of $10,000. At June 30, 2024, there were $1.4 million of loans rated substandard with a provision for credit loss of $10,000. There were no loans rated special mention, doubtful or loss at March 31, 2025 or June 30, 2024.

CFSB Bancorp, Inc. and Subsidiary

5.
PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

(In thousands)	March 31, 2025	June 30, 2024
Land	$1,553	$1,553
Bank buildings	1,066	1,066
Building improvements	944	944
Furniture, fixtures and equipment	1,269	1,267
Leasehold improvements	321	321
	5,153	5,151
Accumulated depreciation and amortization	(2,075)	(1,905)
	$3,078	$3,246

Depreciation and amortization expense for the three months ended March 31, 2025 and 2024 amounted to $53,000 and $59,000, respectively. Depreciation and amortization expense for the nine months ended March 31, 2025 and 2024 amounted to $170,000 and $176,000, respectively.

CFSB Bancorp, Inc. and Subsidiary

6.
DEPOSITS

A summary of deposit balances, by type, is as follows:

(In thousands)	March 31, 2025	June 30, 2024
NOW and demand	$61,023	$62,386
Regular and other	53,178	54,192
Money market deposits	21,495	21,956
Total non-certificate accounts	135,696	138,534
Term certificates of $250,000 or more	24,098	26,113
Term certificates less than $250,000	113,967	106,194
Total certificate accounts	138,065	132,307
Total deposits	$273,761	$270,841

A summary of certificate accounts by maturity is as follows:

	March 31, 2025		June 30, 2024
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due within 3 months	$52,264	4.30%	$47,453	4.84%
Over 3 months to 1 year	78,855	3.78	74,112	4.17
Over 1 year to 2 years	4,856	0.82	8,200	2.43
Over 2 years to 3 years	1,492	2.13	2,231	2.44
Over 3 years to 5 years	598	0.64	311	0.65
	$138,065	3.84%	$132,307	4.27%

CFSB Bancorp, Inc. and Subsidiary

7.
FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Long-term advances or advances having a maturity greater than one year totaled $2.6 million with a weighted average rate of 4.41% at March 31, 2025 and $10.4 million with a weighted average rate of 4.51% at June 30, 2024. Short-term advances or advances having a maturity of less than one year totaled $7.8 million with a weighted average rate of 4.55% at March 31, 2025. There were no overnight advances at March 31, 2025. There were no overnight or short-term advances at June 30, 2024.

The Bank has an available line of credit in the amount of $2,354,000 with the FHLB of Boston at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Bank’s total assets. At March 31, 2025 and June 30, 2024, there were no funds advanced under the line of credit. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as first mortgage loans on owner-occupied one- to four-family residential properties.

The Bank has an available line of credit under the Federal Reserve Bank Borrower-in-Custody program offered through the Discount Window. Under the terms of the credit line at March 31, 2025 and June 30, 2024, the Bank has pledged certain qualifying securities with a fair market value of $26.9 million and $28.5 million, respectively. The line bears a variable interest rate equal to the federal funds rate plus 0.50%. At March 31, 2025 and June 30, 2024, there was no outstanding balance under this program.

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

Federal banking regulations require minimum capital requirements for community banking institutions as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. At March 31, 2025, the Bank met the required capital conservation buffer.

As of March 31, 2025, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since receiving this notification that management believes has changed the Bank’s categorization.

The Bank’s actual capital amounts and ratios as of March 31, 2025 and June 30, 2024 are also presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Total capital (to risk weighted assets)	$65,708	34.2%	$15,351	8.0%	$19,189	10.0%
Common equity Tier 1 capital (to risk weighted assets)	64,060	33.4	8,635	4.5	12,473	6.5
Tier 1 capital (to risk weighted assets)	64,060	33.4	11,513	6.0	15,351	8.0
Tier 1 capital (to adjusted total assets)	64,060	17.7	14,506	4.0	18,132	5.0

June 30, 2024
Total capital (to risk weighted assets)	$65,532	33.8%	$15,501	8.0%	$19,377	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,799	32.9	8,719	4.5	12,595	6.5
Tier 1 capital (to risk weighted assets)	63,799	32.9	11,626	6.0	15,501	8.0
Tier 1 capital (to adjusted total assets)	63,799	17.8	14,317	4.0	17,896	5.0

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

At March 31, 2025 and June 30, 2024, the following financial instruments were outstanding:

(In thousands)	March 31, 2025	June 30, 2024
Commitments to grant loans	$1,180	$775
Unadvanced funds on equity lines of credit	3,722	4,107
Unadvanced funds on commercial and other lines of credit	1,663	1,998

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

Operating lease commitments

The Company adopted ASU 2016-02, Leases (Topic 842), on July 1, 2022, and began recognizing operating leases on its consolidated balance sheet by recording a Right-Of-Use ("ROU") asset, representing the Company's legal right to use the leased assets and a net lease liability, representing the Company's legal obligation to make these lease payments. The Company, by policy, does not include renewal options for leases as part of its ROU asset and lease liabilities unless they are deemed reasonably certain to exercise. At March 31, 2025, the Company had two non-cancelable operating lease agreements for branch locations, one of which contains a renewal option to extend lease payments for a period of five years. At March 31, 2025, the weighted average remaining lease term for operating leases was 7.13 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.56%.

Pursuant to the terms of these lease agreements in effect at March 31, 2025 pertaining to premises, future minimum rent commitments for the fiscal years ending 2025 through 2029 and thereafter are as follows:

Years ending
(In thousands)	June 30,
2025	$29
2026	117
2027	119
2028	134
2029	134
Thereafter	387
Total minimum lease payments	$920
Less: Imputed interest	(109)
Total lease liability	$811

The cost of lease payments is not included above. Total lease expense for the three and nine months ended March 31, 2025 amounted to $34,000 and $103,000, respectively. Total lease expense for the three and nine months ended March 31, 2024 amounted to $34,000 and $105,000, respectively.

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

At March 31, 2025, the principal balance on the ESOP loan was $2.3 million. The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders' equity. The Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants' accounts under the plan.

March 31, 2025
Shares held by the ESOP include the following:
Allocated	30,678
Committed to be allocated	2,558
Unallocated	222,412
Total	255,648

Defined Benefit Plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (the "Pentegra DB Plan"), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.

Pension expense under the Pentegra DB Plan amounted to $78,000 and $393,000 for the three and nine months ended March 31, 2025, respectively. Pension expense under the Pentegra DB Plan amounted to $188,000 and $578,000 for the three and nine months ended March 31, 2024, respectively. There were no contributions made to the Pentegra DB Plan during the three months ended March 31, 2025 and March 31, 2024. Contributions made to the Pentegra DB Plan during the nine months ended March 31, 2025 amounted to $439,000. Contributions made to the Pentegra DB Plan during the nine months ended March 31, 2024 amounted to $675,000.

401(k) Plan

The Bank has a savings plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan provides for voluntary contributions by participating employees ranging from 2% to 15% of their compensation, subject to certain limitations. The Bank matches 10% of the employee’s voluntary contributions up to 3% of their compensation. Employer 401(k) plan contribution expense amounted to $6,000 and $15,000 for the three and nine months ended March 31, 2025, respectively, and $5,000 and $16,000 for the three and nine months ended March 31, 2024, respectively.

Supplemental Compensation Plan

The Bank has entered into a Supplemental Executive Retirement Plan (the “SERP”) with certain officers, which provides for payments upon attaining the retirement age noted in the SERP. The present value of these future payments is provided over the remaining terms of the officers’ employment and at March 31, 2025 and June 30, 2024, the accrued liability amounted to $991,000 and $941,000, respectively. SERP expense amounted to $17,000 and $50,000 for the three and nine months ended March 31, 2025, respectively, compared to $17,000 and $49,000 for the three and nine months ended March 31, 2024, respectively. In connection with these SERPs, the Bank purchased life insurance policies, which had a cash surrender value of $6.2 million at March 31, 2025 and $6.1 million at June 30, 2024.

In addition, the Bank provides death benefits for officers and directors of the Bank under the terms of Split Dollar Agreements. The Bank has purchased life insurance contracts in connection with these agreements and the cash surrender value of the policies were

CFSB Bancorp, Inc. and Subsidiary

$4.6 million at March 31, 2025 and June 30, 2024, For the three and nine months ended March 31, 2025, post-retirement expense related to these obligations amounted to $22,000 and $48,000, respectively. For the three and nine months ended March 31, 2024, post-retirement expense related to these obligations amounted to $15,000 and $53,000, respectively.

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

Assets and liabilities measured at fair value on a recurring basis

At March 31, 2025 and June 30, 2024, securities available for sale were measured at Level 2 with a fair value of $97,000 and $113,000, respectively. All fair value measurements are obtained from a third-party pricing service and are not adjusted by management. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no securities measured at fair value in Levels 1 or 3.

There are no liabilities measured at fair value on a recurring basis at March 31, 2025 or June 30, 2024.

Assets and liabilities measured at fair value on a non-recurring basis

The Bank may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2025 or June 30, 2024.

CFSB Bancorp, Inc. and Subsidiary

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and June 30, 2024.

	March 31, 2025
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$28,250	$28,250	$-	$-	$28,250
Securities available for sale	97	-	97	-	97
Securities held to maturity	145,869	-	135,475	-	135,475
Federal Home Loan Bank of Boston stock	704	-	-	704	704
Loans, net	173,164	-	-	157,552	157,552
Accrued interest receivable	1,382	-	-	1,382	1,382

Liabilities:
Deposits	273,761	-	-	256,807	256,807
Short-term borrowings	7,790	-	-	7,813	7,813
Long-term borrowings	2,560			2,567	2,567

	June 30, 2024
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$26,959	$26,959	$-	$-	$26,959
Securities available for sale	113	-	113	-	113
Securities held to maturity	146,994	-	133,420	-	133,420
Federal Home Loan Bank of Boston stock	704	-	-	704	704
Loans, net	170,438	-	-	152,164	152,164
Accrued interest receivable	1,398	-	-	1,398	1,398

Liabilities:
Deposits	270,841	-	-	251,463	251,463
Long-term borrowings	10,350	-	-	10,282	10,282

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

There were no grants of options to purchase shares of common stock during the three and nine months ended March 31, 2025 or 2024.

A summary of stock option activity for the nine months ended March 31, 2025 is presented in the table below:

	Outstanding				Nonvested
	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Stock Option Grants	Weighted Average Grant Date Fair Value
Balance at July 1, 2024	273,000	$8.33	8.70	$-	218,400	$3.17
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Vested	-	-	-	-	54,600	3.17
Balance at March 31, 2025	273,000	$8.33	7.95	$-	163,800	$3.17
Exercisable at March 31, 2025	109,200	$-	-	$-	-	$-
Unrecognized compensation cost	$510,000
Weighted average remaining recognition period (years)	2.95

For the three months ended March 31, 2025 and 2024, stock-based compensation expense applicable to stock options was $43,000 and $43,000, respectively. For the nine months ended March 31, 2025 and 2024, stock-based compensation expense applicable to stock options was $130,000 and $130,000, respectively. There were no tax benefits related to stock-based compensation expense applicable to stock options for the three and nine months ended March 31, 2025 or 2024.

CFSB Bancorp, Inc. and Subsidiary

Restricted Stock

Shares issued may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will become available for reissuance under the 2023 Equity Plan. The fair market value of shares awarded, based on the market price at the date of the grant, is amortized over the applicable vesting period. Restricted stock awarded to date has been at no cost to the awardee. The following table presents activity in restricted stock awards under the 2023 Equity Plan for the nine months ended March 31, 2025.

	Restricted Stock Awards	Weighted Average Grant Price
Non-vested restricted stock awards at July 1, 2024	88,800	$8.35
Granted	-	-
Vested	22,200	8.35
Forfeited	-	-
Non-vested restricted stock awards at March 31, 2025	66,600	$8.35
Unrecognized compensation cost	$546,000
Weighted average remaining recognition period (years)	2.95

For the three months ended March 31, 2025 and 2024, stock-based compensation applicable to restricted stock was $46,000 and $47,000, respectively. For the nine months ended March 31, 2025 and 2024, stock-based compensation applicable to restricted stock was $139,000 and $139,000, respectively. There were no tax benefits related to stock-based compensation expense applicable to restricted stock for the three and nine months ended March 31, 2025 or 2024.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•
statements of our goals, financial condition and results of operations, intentions and expectations;
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
•
changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of our methodology for the allowance for credit losses;
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
•
a failure to maintain current technologies;
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
•
governmental policies, including, but not limited to, changes in government spending, the freezing of government funding or grants, or the shrinking of government workforce could have an adverse affect on consumers' or businesses' ability to pay their debts and/or affect the demand for loans and deposits;
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

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations is based on our unaudited consolidated financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policy discussed below to be a critical accounting policy. The estimates and assumptions that we use are based on historical experience and various other factors, which we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in changes that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

There have been no additional material changes to our critical accounting policies during the three months ended March 31, 2025. For additional information on our significant accounting policies, please refer to Note 1 of the audited consolidated financial statements within our Annual Report on Form 10-K for the year ended June 30, 2024.

Comparison of Financial Condition at March 31, 2025 and June 30, 2024

Total Assets. Total assets increased $2.8 million, or 0.8%, to $366.2 million at March 31, 2025, from $363.4 million at June 30, 2024. The increase resulted primarily from an increase in net loans of $2.8 million, or 1.6%, and an increase in cash and cash equivalents of $1.3 million, or 4.8%, offset by a decrease in securities held to maturity of $1.1 million, or 0.7%.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.3 million, or 4.8%, to $28.3 million at March 31, 2025, from $27.0 million at June 30, 2024, primarily due to an increase in deposits of $3.0 million or 1.1%, and an increase in net loans of $2.8 million, or 1.6%, offset by a decrease in securities held to maturity of $1.1 million or 0.7%.

Net Loans. Net loans increased $2.8 million, or 1.6%, to $173.2 million at March 31, 2025, from $170.4 million at June 30, 2024. The increase was due primarily to an increase in multi-family loans of $4.1 million, or 33.9%, an increase in second mortgages and home equity lines of credit of $635,000, or 18.8%, and an increase in one- to four-family residential real estate loans of $125,000, or 0.1%, offset by a decrease in commercial loans of $2.1 million, or 12.5%, and a decrease in the allowance for credit losses of $48,000, or 3.2%. The increase in multi-family loans, second mortgages and home equity lines of credit and one- to four-family residential real estate loans was the result of new originations exceeding borrower principal payments. The decrease in commercial loans was the result of borrower principal payments exceeding new originations. The decrease in the allowance for credit losses was primarily due to the changes in the loan composition.

Securities Available for Sale. Securities available for sale decreased $16,000, or 14.2%, to $97,000 at March 31, 2025, from $113,000 at June 30, 2024, due to prepayments and the change in unrealized losses.

Securities Held to Maturity. Securities held to maturity decreased $1.1 million, or 0.7%, to $145.9 million at March 31, 2025, from $147.0 million at June 30, 2024. The decrease was due primarily to maturities and principal repayments, offset by purchases of mortgage-backed securities and the decrease in the provision for credit losses of $35,000 for the nine months ended March 31, 2025.

Total Liabilities. Total liabilities increased $3.1 million, or 1.1%, to $290.5 million at March 31, 2025, from $287.4 million at June 30, 2024. The increase was the result of an increase in deposits of $3.0 million, or 1.1%, an increase in mortgagors' escrow accounts of $113,000, or 7.4%, and an increase in accrued expenses of $129,000, or 3.4%, offset by a decrease in the operating lease liability of $66,000, or 7.5%.

Deposits. Deposits increased $3.0 million, or 1.1%, to $273.8 million at March 31, 2025, from $270.8 million at June 30, 2024. The increase was primarily due to an increase in certificates of deposit of $5.8 million, or 4.4%, offset by a decrease in NOW and demand accounts of $1.4 million, or 2.2%, and a decrease in savings accounts of $1.0 million, or 1.9%, The change in composition and the increase in certificates of deposit was a result of the Bank offering certificate of deposit promotions as customers seek accounts with higher interest rates.

Borrowings. Borrowings, consisting entirely of FHLB advances, were $10.4 million at March 31, 2025 and June 30, 2024.

Stockholders' Equity. Total stockholders' equity decreased $335,000, or 0.5%, to $75.7 million at March 31, 2025, from $76.1 million at June 30, 2024. The decrease was primarily due to a net loss of $164,000 for the nine months ended March 31, 2025 and the repurchase of 72,577 shares at a cost of $495,000, offset by the net impact of ESOP compensation of $54,000 and stock-based compensation of $269,000.

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

General. The Company recorded income of $4,000 for the three months ended March 31, 2025, compared to a net loss of $40,000 for the three months ended March 31, 2024, an increase of $44,000. Net interest income increased $115,000, or 7.0%, non-interest income decreased $7,000, or 4.2%, non-interest expense decreased $61,000, or 3.2%, tax expense increased $39,000 or 92.9%, and the provision for credit losses increased $86,000 or 430.0%.

Interest and Dividend Income. Interest and dividend income increased $259,000, or 8.6%, to $3.3 million for the three months ended March 31, 2025, from $3.0 million for the three months ended March 31, 2024. The increase was attributable to an increase of $61,000, or 3.4%, in interest on loans, an increase of $112,000, or 10.6%, in interest on securities and an increase of $86,000, or 48.9%, in interest on short-term investments. Interest income on loans increased due to an increase in the average yield of 22 basis points to 4.28% for the three months ended March 31, 2025, from 4.06% for the three months ended March 31, 2024, offset by the decrease in the average balance of $3.2 million, to $171.9 million at March 31, 2025, from $175.1 million at March 31, 2024. Interest income on securities increased due to an increase in the average yield on securities of 31 basis points to 3.20% for the three months ended March 31, 2025, from 2.89% for the three months ended March 31, 2024, offset by the decrease in the average balance of $1.1 million, to $148.3 million at March 31, 2025, from $149.4 million at March 31, 2024. Interest income on short-term investments increased due to an increase in the average balance of $10.8 million, to $25.7 million for the three months ended March 31, 2025, from $14.9 million for the three months ended March 31, 2024, offset by a 63 basis point decrease in the average yield to 4.08% for the three months ended March 31, 2025, from 4.71% for the three months ended March 31, 2024. The increase in the average yield on interest-earning assets resulted from higher average balances and higher rates.

Interest Expense. Interest expense increased $144,000, or 10.5%, to $1.5 million for the three months ended March 31, 2025, from $1.4 million for the three months ended March 31, 2024. The increase was primarily due to an increase in the average rate on certificates of deposit of five basis points to 3.90%, for the three months ended March 31, 2025, from 3.85%, for the three months ended March 31, 2024, and an increase in the average balance of certificates of deposit of $19.0 million to $140.1 million, from $121.1 million for the three months ended March 31, 2024 due to the higher interest rate environment and promotions offered by the Bank. Interest expense on FHLB advances decreased $54,000 due to a $3.8 million decrease in the average balance of borrowings to $10.4 million, with an average rate of 4.52%, for the three months ended March 31, 2025, compared to an average balance of borrowings of $14.2 million, with an average rate of 4.82%, for the three months ended March 31, 2024. The increase in interest expense was partially offset by a decrease in the average balance of savings deposits of $5.5 million, or 9.5%, to $52.1 million and a decrease in the average balance of money market deposits of $1.6 million, or 6.8%, to $21.8 million for the three months ended March 31, 2025.

Net Interest Income. Net interest income increased $115,000, or 7.0%, to $1.8 million for the three months ended March 31, 2025. The increase was due to an increase in the average balance of interest-earning assets of $6.4 million and an increase in the average rate earned on interest-earning assets of 23 basis points, offset by an increase in the average balance of interest-bearing liabilities of $7.6 million and an increase in the average rate paid on interest-bearing liabilities of 16 basis points. The net interest rate spread increased seven basis points to 1.42% for the three months ended March 31, 2025, from 1.35% for the three months ended March 31, 2024. The net interest margin increased nine basis points to 2.05% for the three months ended March 31, 2025 compared to 1.96% for the three months ended March 31, 2024. The increase in the net interest rate spread was a result of the increase in the average yield earned on interest-bearing assets exceeding the increase in the average rate paid on interest-bearing liabilities.

Provision for Credit Losses. A provision of credit losses of $66,000 was recorded for the three months ended March 31, 2025. The $26,000 reversal of credit losses for off-balance sheet exposures was primarily due to a decrease of $2.3 million in unfunded commitments for the three months ended March 31, 2025. The $97,000 provision of credit losses for loans was recorded for the three months ended March 31, 2025, reflecting an increase in loan originations. The allowance for credit losses for loans was $1.5 million, or 0.86% of total loans, at March 31, 2025, compared to $1.6 million, or 0.91% of total loans, at March 31, 2024. The allowance for credit losses was $1.6 million, or 0.90% of total loans, at June 30, 2024. At March 31, 2025, the Company had $1.4 million in residential one- to four-family loans rated substandard and individually evaluated, with a provision for credit loss of $10,000, due to the borrowers' inability to show sufficient rent receipts to support the debt coverage, There were no loans rated special mention, doubtful or loss at March 31, 2025. At March 31, 2024, we had four residential loans totaling $1.4 million rated substandard, and no loans rated special mention, doubtful or loss. We had no charge-offs and no recoveries for the three months ended March 31, 2025 and 2024.

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2025	2024	Amount	Percent
Customer service fees	$37	$41	$(4)	(9.8%)
Income on bank-owned life insurance	68	67	1	1.5%
Other income	55	59	(4)	(6.8%)
Total non-interest income	$160	$167	$(7)	(4.2%)

Non-interest income decreased $7,000, or 4.2%, to $160,000 for the three months ended March 31, 2025, from $167,000 for the three months ended March 31, 2024. The decrease was primarily due to a $4,000 decrease in customer service fees and a $4,000 decrease in other income.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2025	2024	Amount	Percent
Salaries and employee benefits	$1,038	1,117	$(79)	(7.1%)
Occupancy and equipment	257	256	1	0.4%
Advertising	35	32	3	9.4%
Data processing	103	97	6	6.2%
Deposit insurance	34	33	1	3.0%
Other	380	373	7	1.9%
Total non-interest expense	$1,847	$1,908	$(61)	(3.2%)

Non-interest expense decreased $61,000, or 3.2%, to $1.8 million for the three months ended March 31, 2025, from $1.9 million for the three months ended March 31, 2024. The decrease was primarily due to a $79,000 decrease in salaries and employee benefit expense, due to decreased pension plan expense, offset by a $7,000 increase in other and general administrative expenses and a $6,000 increase in data processing costs.

Provision for Income Taxes. The Company recorded a reversal of a provision for income taxes of $3,000 for the three months ended March 31, 2025, compared to a reversal of a provision for income taxes of $42,000 for the three months ended March 31, 2024. The increase of $39,000 in the provision for income taxes for the three months ended March 31, 2025 was due to the increase in the deferred tax valuation allowance on the charitable contribution carryover. The deferred tax related to the charitable contribution carryover was reduced by a 100% valuation allowance because management believes that it is more likely than not that the benefit of these deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income. The valuation allowance for these net deferred tax assets may be adjusted in the future if estimates of taxable income during the carryforward period are increased.

Average Balance and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Tax-equivalent adjustments have been made for tax-advantaged municipal securities income. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Net deferred loan fees totaled $353,000 and $376,000 at March 31, 2025 and 2024, respectively.

	For the Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$171,883	$1,838	4.28%	$175,072	$1,777	4.06%
Securities(1)	148,261	1,185	3.20%	149,442	1,078	2.89%
Cash and short-term investments	25,704	262	4.08%	14,933	176	4.71%
Total interest-earning assets	345,848	3,285	3.80%	339,447	3,031	3.57%
Non-interest-earning assets	17,304			17,082
Total assets	$363,152			$356,529
Interest-bearing liabilities:
Interest-bearing demand deposits	$29,874	$4	0.05%	$30,261	$4	0.05%
Savings deposits	52,065	13	0.10%	57,619	14	0.10%
Money market deposits	21,830	13	0.24%	23,396	14	0.24%
Certificates of deposit	140,121	1,365	3.90%	121,108	1,165	3.85%
Total interest-bearing deposits	243,890	1,395	2.29%	232,384	1,197	2.06%
FHLB advances	10,350	117	4.52%	14,186	171	4.82%
Total interest-bearing liabilities	254,240	1,512	2.38%	246,570	1,368	2.22%
Non-interest-bearing liabilities
Non-interest-bearing demand deposits	27,602			28,530
Other non-interest-bearing liabilities	5,683			5,650
Total liabilities	287,525			280,750
Stockholders' equity	75,627			75,779
Total liabilities and stockholders' equity	$363,152			$356,529
Net interest income - FTE		$1,773			$1,663
Net interest rate spread(2)			1.42%			1.35%
Net interest-earning assets(3)	$91,608			$92,877
Net interest margin - FTE(4)			2.05%			1.96%
Average interest-bearing assets to interest-bearing liabilities			136.03%			137.67%
(1)
Includes tax equivalent adjustments for municipal securities, based on a statutory rate of 21%, of $19,000 and $24,000 for the three months ended March 31, 2025 and 2024, respectively.
(2)
Net interest rate spread represents the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

A reconciliation of income presented on a GAAP basis as compared to a fully tax-equivalent basis is below:

	For the Three Months Ended
	March 31,	March 31,
	2025	2024
Securities interest income (no tax adjustment)	$1,166	$1,054
Tax-equivalent adjustment	19	24
Securities (tax-equivalent basis)	$1,185	$1,078
Net interest income (no tax adjustment)	1,754	1,639
Tax-equivalent adjustment	19	24
Net interest income (tax-equivalent adjustment)	$1,773	$1,663

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

	For the Three Months Ended
	March 31, 2025 vs. 2024
(In thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$(32)	$93	$61
Securities	(9)	116	107
Other	127	(41)	86
Total interest-earning assets	86	168	254
Interest-bearing liabilities:
Interest-bearing demand deposits	-	-	-
Savings deposits	(1)	-	(1)
Money market deposits	(1)	-	(1)
Certificates of deposit	183	17	200
Total deposits	181	17	198
FHLB advances	(46)	(8)	(54)
Total interest-bearing liabilities	135	9	144
Change in net interest income	$(49)	$159	$110

Comparison of Operating Results for the Nine Months Ended March 31, 2025 and 2024

General. The Company reported a net loss of $164,000 for the nine months ended March 31, 2025, an increase of $37,000, or 29.1%, compared to a net loss of $127,000 for the nine months ended March 31, 2024. Net interest income increased $2,000, non-interest income decreased $4,000, or 0.8%, non-interest expense decreased $171,000, or 2.9%, and the recovery in the provision for credit losses decreased $206,000, or 71.0%.

Interest and Dividend Income. Interest and dividend income increased $1.2 million, or 14.1%, to $9.7 million for the nine months ended March 31, 2025, from $8.5 million for the nine months ended March 31, 2024. The increase was attributable to an increase in the average yield on loans of 23 basis points to 4.21% for the nine months ended March 31, 2025, from 3.98% for the nine months ended March 31, 2024, an increase in the average yield on securities of 38 basis points to 3.14% for the nine months ended March 31, 2025, from 2.76% for the nine months ended March 31, 2024, and an increase in the average yield on short-term investments of four basis points to 4.70% for the nine months ended March 31, 2025, from 4.66% for the nine months ended March 31, 2024. The increase was also due to an increase in the average balance of short-term investments of $18.8 million to $26.5 million for the nine months ended March 31, 2025, from $7.7 million for the nine months ended March 31, 2024. The increase in interest and dividend income was primarily offset by a decrease in the average balance of loans of $5.2 million to $170.8 million for the nine months ended March 31, 2025, from $176.0 million for the nine months ended March 31, 2024, and a decrease in the average balance of securities of $1.1 million to $148.2 million for the nine months ended March 31, 2025, from $149.3 million for the nine months ended March 31, 2024. The increase in the average yields on interest-earning assets resulted from the change in the interest rate environment.

Interest Expense. Interest expense increased $1.2 million, or 34.8%, to $4.7 million for the nine months ended March 31, 2025, from $3.5 million for the nine months ended March 31, 2024. The increase was primarily due to an increase in the average rate paid on certificates of deposit of 64 basis points to 4.11% for the nine months ended March 31, 2025, from 3.47% for the nine months ended March 31, 2024, and an increase in the average balance of certificates of deposit of $20.6 million, to $136.7 million for the nine months ended March 31, 2025, from $116.1 million for the nine months ended March 31, 2024. The increase in the average balance of certificates of deposit reflected customers' desire to invest in higher yield deposit account promotions.

Net Interest Income. Net interest income increased $2,000, to $5.1 million for the nine months ended March 31, 2025, from $5.1 million for the nine months ended March 31, 2024. The increase was due to an increase in the average yield earned on interest earning assets of 33 basis points to 3.78% for the nine months ended March 31, 2025, from 3.45% for the nine months ended March 31, 2024. Our net interest rate spread decreased 21 basis points to 1.31% for the nine months ended March 31, 2025, from 1.52% for the nine months ended March 31, 2024. Our net interest margin decreased eight basis points to 1.99% for the nine months ended March 31, 2025 compared to 2.07% for the nine months ended March 31, 2024.

Provision for Credit Losses. Reversals of credit losses of $84,000 were recorded for the nine months ended March 31, 2025. The $1,000 reversal of provision of credit losses for off-balance sheet exposures was primarily due to a decrease of $940,000 in unfunded commitments for the nine months ended March 31, 2025. The $48,000 reversal of credit losses for loans was recorded for the nine months ended March 31, 2025, reflecting continued strong asset quality and improvements in forecasted economic conditions. The allowance for credit losses for loans was $1.5 million, or 0.86% of total loans, at March 31, 2025, compared to $1.6 million, or 0.91% of total loans, at March 31, 2024. The allowance for credit losses was $1.6 million, or 0.90% of total loans, at June 30, 2024. At March 31, 2025, the Company had $1.4 million in residential one- to four-family loans rated substandard and individually evaluated, with a provision for credit loss of $10,000, due to the borrowers' inability to show sufficient rent receipts to support the debt coverage. There were no loans rated special mention, doubtful or loss at March 31, 2025. At March 31, 2024, we had four residential loans totaling $1.4 million rated substandard and no loans rated special mention, doubtful or loss. We had $1,000 in charge-offs of overdrawn deposit accounts and no recoveries for the nine months ended March 31, 2025. We had no charge-offs or recoveries for the nine months ended March 31, 2024.

Non-Interest Income. Non-interest income information is as follows.

	Nine Months Ended
	March 31,		Change
(Dollars in thousands)	2025	2024	Amount	Percent
Customer service fees	$114	$118	$(4)	(3.4%)
Income on bank-owned life insurance	207	201	6	3.0%
Other income	174	180	(6)	(3.3%)
Total non-interest income	$495	$499	$(4)	(0.8%)

Non-interest income decreased $4,000, or 0.8%, to $495,000 for the nine months ended March 31, 2025 from $499,000 for the nine months ended March 31, 2024. The decrease was primarily due to a decrease $6,000 in other income and a decrease of $4,000 in customer service fees, offset by an increase of $6,000 in income on bank-owned life insurance.

Non-Interest Expense. Non-interest expense information is as follows.

	Nine Months Ended
	March 31,		Change
(Dollars in thousands)	2025	2024	Amount	Percent
Salaries and employee benefits	$3,352	$3,528	$(176)	(5.0%)
Occupancy and equipment	745	750	(5)	(0.7%)
Advertising	109	106	3	2.8%
Data processing	305	287	18	6.3%
Deposit insurance	103	99	4	4.0%
Other	1,148	1,163	(15)	(1.3%)
Total non-interest expense	$5,762	$5,933	$(171)	(2.9%)

Non-interest expense decreased $171,000, or 2.9%, to $5.8 million for the nine months ended March 31, 2025 from $5.9 million for the nine months ended March 31, 2024. The decrease was due to a $176,000 decrease in salaries and employee benefit expense primarily due to a reduction in pension costs and a $15,000 decrease in other and general administrative expenses, offset by an $18,000 increase in data processing costs.

Provision for Income Taxes. The Company recorded a provision for income taxes of $67,000 for the nine months ended March 31, 2025 and 2024. The provision for income taxes for the nine months ended March 31, 2025 was due to the deferred tax valuation allowance on the charitable contribution carryover. The deferred tax related to the charitable contribution carryover was reduced by a 100% valuation allowance because management believes that it is more likely than not that the benefit of these deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income. The valuation allowance for these net deferred tax assets may be adjusted in the future if estimates of taxable income during the carryforward period are increased.

Average Balance and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Tax-equivalent adjustments have been made for tax-advantaged municipal securities income. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Net deferred loan fees totaled $353,000 and $376,000 at March 31, 2025 and 2024, respectively.

	For the Nine Months Ended March 31,
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$170,781	$5,387	4.21%	$175,966	$5,257	3.98%
Securities(1)	148,194	3,486	3.14%	149,296	3,090	2.76%
Other	26,513	934	4.70%	7,733	270	4.66%
Total interest-earning assets	345,488	9,807	3.78%	332,995	8,617	3.45%
Non-interest-earning assets	17,214			16,765
Total assets	$362,702			$349,760
Interest-bearing liabilities:
Interest-bearing demand deposits	$29,887	$11	0.05%	$29,972	$11	0.05%
Savings deposits	53,080	40	0.10%	59,693	45	0.10%
Money market deposits	22,140	42	0.25%	24,611	47	0.25%
Certificates of deposit	136,705	4,214	4.11%	116,087	3,021	3.47%
Total interest-bearing deposits	241,812	4,307	2.37%	230,363	3,124	1.81%
FHLB advances	10,350	355	4.57%	8,673	335	5.15%
Total interest-bearing liabilities	252,162	4,662	2.47%	239,036	3,459	1.93%
Noninterest-bearing liabilities
Non-interest-bearing demand deposits	28,868			29,244
Other non-interest-bearing liabilities	5,810			5,683
Total liabilities	286,840			273,963
Stockholders' equity	75,862			75,797
Total liabilities and stockholders' equity	$362,702			$349,760
Net interest income - FTE		$5,145			$5,158
Net interest rate spread(2)			1.31%			1.52%
Net interest-earning assets(3)	$93,326			$93,959
Net interest margin - FTE(4)			1.99%			2.07%
Average interest-bearing assets to interest-bearing liabilities			137.01%			139.31%
(1)
Includes tax equivalent adjustments for municipal securities, based on a statutory rate of 21%, of $59,000 and $74,000 for the nine months ended March 31, 2025 and 2024, respectively.
(2)
Net interest rate spread represents the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

A reconciliation of income presented on a GAAP basis as compared to a fully tax-equivalent basis is presented below:

	For the Nine Months Ended
	March 31,	March 31,
	2025	2024
Securities interest income (no tax adjustment)	$3,427	$3,016
Tax-equivalent adjustment	59	74
Securities (tax-equivalent basis)	$3,486	$3,090
Net interest income (no tax adjustment)	5,086	5,084
Tax-equivalent adjustment	59	74
Net interest income (tax-equivalent adjustment)	$5,145	$5,158

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

	For the Nine Months Ended
	March 31, 2025 vs. 2024
(In thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$(155)	$285	$130
Securities	(23)	419	396
Other	656	8	664
Total interest-earning assets	478	712	1,190
Interest-bearing liabilities:
Savings deposits	(5)	-	(5)
Money market deposits	(5)	-	(5)
Certificates of deposit	537	656	1,193
Total deposits	527	656	1,183
FHLB advances	65	(45)	20
Total interest-bearing liabilities	592	611	1,203
Change in net interest income	$(114)	$101	$(13)

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model, the results of which are provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning March 31, 2025 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income.

Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast (In thousands)	Year 1 Change from Level
+400	$6,011	(23.4%)
+300	6,461	(17.6%)
+200	6,909	(11.9%)
+100	7,361	(6.2%)
Level	7,845	-
-100	8,026	2.3%
-200	8,092	3.1%
-300	8,164	4.1%
-400	8,114	3.4%

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

The table below sets forth, as of March 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

As of March 31, 2025
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets(3)
Change in Interest Rates (basis points)(1)	Estimated EVE(2) (In thousands)	Amount (In thousands)	Percent	EVE Ratio(4)	Decrease (basis points)
+400	$33,364	$(22,158)	(39.9%)	11.1%	(520)
+300	38,608	(16,914)	(30.5%)	12.5%	(380)
+200	44,121	(11,401)	(20.5%)	13.8%	(250)
+100	49,890	(5,632)	(10.1%)	15.2%	(110)
Level	55,522	-	-	16.3%	-
-100	59,942	4,420	8.0%	17.1%	80
-200	63,316	7,794	14.0%	17.6%	130
-300	65,938	10,416	18.8%	17.8%	150
-400	65,632	10,110	18.2%	17.4%	110

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts of Colonial Federal Savings Bank, which had a book value of $64.1 million at March 31, 2025.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2025, in the event of an instantaneous 200 basis point increase in interest rates, we would experience an 20.5% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 14.0% increase in EVE.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities and calls of securities and borrowings from the FHLB and the Federal Reserve Bank of Boston. At March 31, 2025, we had $10.4 million of outstanding advances from the FHLB. At March 31, 2025, we had the ability to borrow an additional $52.7 million in FHLB advances. Additionally, at March 31, 2025, we had $2.4 million and $26.9 million under available lines of credit with the FHLB and Federal Reserve Bank of Boston, respectively, none of which was drawn at March 31, 2025.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $361,000 for the nine months ended March 31, 2025, compared to net cash provided by operating activities of $96,000 for the nine months ended March 31, 2024. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on securities, was $1.6 million for the nine months ended March 31, 2025, compared to cash provided by investing activities of $5.8 million for the nine months ended March 31, 2024. Net cash provided by financing activities was $2.5 million for the nine months ended March 31, 2025, compared to net cash provided by financing activities of $8.9 million for the nine months ended March 31, 2024. Changes in net cash related to financing activities were primarily related to an increase in deposits and treasury stock purchased for the nine months ended March 31, 2025.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits as supplemented by the use of FHLB advances as needed.

Capital Resources. At March 31, 2025 and June 30, 2024, the Bank exceeded all of its regulatory capital requirements. See Note 8 of the unaudited consolidated financial statements of this quarterly report.

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

At March 31, 2025, we had $1.2 million of commitments to originate loans, $3.7 million of unadvanced funds under home equity lines of credit and $1.7 million of unadvanced funds under commercial and other lines of credit. See Note 9 in the Notes to the unaudited consolidated financial statements for further information.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Treasurer and Chief Operating Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2025, the Company’s Chief Executive Officer and Treasurer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2025, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

The following table provides information on repurchases by the Company of its common stock under the Company's Board approved program for the third quarter:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2025 through January 31, 2025	9,832	$6.92	84,067	68,220
February 1, 2025 through February 28, 2025	-	-	84,067	68,220
March 1, 2025 through March 31, 2025	-	-	84,067	68,220
Total	9,832	$6.92	84,067	68,220

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers. During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of Regulation S-K).

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

101

The following materials for the three months ended March 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFSB BANCORP, INC.

Date: May 14, 2025	By:	/s/ Michael E. McFarland
Michael E. McFarland
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Susan Shea
Susan Shea
Treasurer and Chief Operating Officer
(Principal Financial and Accounting Officer)