Form 10-K
period 2025-06-30
CFSB Bancorp, Inc. /MA/
filed 2025-09-18
CIK 1879103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

As of September 18, 2025, the registrant had 6,548,575 shares of common stock, $0.01 par value per share, outstanding.

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
•
failure to complete the proposed merger with Hometown Financial Group, Inc. ("Hometown Financial") or unexpected delays related to the merger or either party's inability to satisfy closing conditions required to complete the merger;
•
failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed merger;
•
certain restrictions during the pendency of the proposed merger with Hometown Financial that may impact the Company's ability to pursue certain business opportunities or strategic transactions;
•
because of the merger, the diversion of management's attention from ongoing business operations and opportunities;
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
•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (the "FASB"), the Securities and Exchange Commission (the "SEC") or the Public Company Accounting Oversight Board (the "PCAOB");
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

Item 1. Business.

CFSB Bancorp, Inc.

CFSB Bancorp, Inc. ("CFSB Bancorp" or the "Company") is a federal corporation that was formed in January 2022 to become the savings and loan holding company of Colonial Federal Savings Bank (the "Bank") as part of the mutual holding company reorganization of the Bank. Since its incorporation, other than holding the common stock of the Bank, retaining approximately 50% of the net cash proceeds of the stock offering and making a loan to the employee stock ownership plan (the "ESOP") of the Bank, CFSB Bancorp has not engaged in any other business activities.

CFSB Bancorp completed its stock offering in connection with the mutual holding company reorganization of the Bank on January 12, 2022. The Company sold 2,804,306 shares of common stock at $10.00 per share for gross proceeds of $28.0 million. In connection with the reorganization, the Company also contributed 130,433 shares of common stock and $250,000 in cash to the Colonial Federal Savings Bank Charitable Foundation and issued 3,586,903 shares of common stock to 15 Beach, MHC, its federally-chartered mutual holding company parent. Shares of the Company’s common stock began trading on January 13, 2022 on the Nasdaq Stock Market under the trading symbol "CFSB."

CFSB Bancorp, as the holding company of the Bank, is authorized to pursue other business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. We currently have no agreements to acquire other financial institutions or financial services companies.

CFSB Bancorp’s cash flows will depend on earnings from the investment of the net offering proceeds and from any dividends it receives from the Bank. The Bank is subject to regulatory limitations on the amount of dividends that it may pay. CFSB Bancorp does not own or lease any property, but instead pays the Bank for the use of its premises, furniture, and equipment. We only employ as officers of CFSB Bancorp only persons who are officers of the Bank. However, we will use the support staff of the Bank from time to time. We will pay the Bank for the time the Bank employees devote to CFSB Bancorp; however, these individuals will not be separately compensated by CFSB Bancorp.

At June 30, 2025, CFSB Bancorp, on a consolidated basis, had total assets of $366.6 million, total deposits of $274.2 million and total equity of $75.7 million. We had a net loss of $265,000 for the year ended June 30, 2025, compared to net income of $33,000 for the year ended June 30, 2024.

Proposed Merger

On May 20, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hometown Financial Group, MHC (“Hometown MHC”), Hometown Financial, Hometown Financial Acquisition Corp. II (“Merger Sub”). Pursuant to the Merger Agreement, 15 Beach MHC will merge with and into Hometown MHC (the “MHC Merger”) with Hometown MHC as the surviving entity. Immediately following the MHC Merger, the Company will merge with Merger Sub (the “Merger”) with the Company as the surviving entity. Immediately following the Merger, the Company will merge with and into Hometown (the “Second-Step Merger”) with Hometown Financial as the surviving corporation. Immediately following the Second-Step Merger, the Bank will merge with and into North Shore Bank, a wholly owned subsidiary of Hometown Financial, with North Shore Bank as the surviving entity.

Pursuant to the terms of the Merger Agreement, the Company shareholders will receive $14.25 in cash for each share of the Company’s common stock.

On September 16, 2025, CFSB Bancorp, Inc. (the “Company”) held a Special Meeting of Shareholders (the “Special Meeting”). At the close of business on the record date for the Special Meeting, there were 6,548,575 shares of Company common stock outstanding and entitled to vote at the Special Meeting.

The proposal to approve the Agreement and Plan of Merger, by and among Hometown Financial Group, MHC, Hometown Financial Group, Inc. (“Hometown Financial”), Hometown Financial Acquisition Corp. II (“Merger Sub”), a newly formed wholly-owned subsidiary of Hometown Financial, 15 Beach, MHC and the Company, dated May 20, 2025, pursuant to which (i) the Company will merge with Merger Sub, with the Company as the surviving corporation and a wholly owned subsidiary of Hometown Financial, and (ii) Colonial Federal Savings Bank will merge with and into North Shore Bank, with North Shore Bank as the surviving entity, was approved by the affirmative vote of a majority of the votes cast by shareholders at the Special Meeting.

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

Norfolk County is located directly south of Boston, Massachusetts. The county includes 28 communities, all of which are residential suburbs of Boston. Norfolk County is the wealthiest county in the Commonwealth of Massachusetts and is characterized by a high concentration of white-collar professionals who work in the Boston Metropolitan Statistical Area. According to the United States Census Bureau, the total population of Norfolk County was 740,754 as of July 1, 2024, the most recent date for which data is available.

According to the United States Census Bureau from 2019 through 2023:

•
The median household income in Norfolk County was $126,497 compared to a median household income for Massachusetts of $101,341 and $80,610 for the United States;
•
The median home value was $649,400, compared to $615,000 for Massachusetts and $398,400 for the United States;
•
Approximately 57.6% of the population of Norfolk County held a bachelor’s degree or higher, compared to 50.6% for Massachusetts and 34.9% for the United States; and
•
Approximately 7.7% of the population of Norfolk County had incomes below the poverty level, compared to 11.1% for Massachusetts and 11.7% for the United States.

Additionally, according to the U.S. Bureau of Labor Statistics, the unemployment rate at June 30, 2025 was 4.9% for Norfolk County, compared to 4.8% for Massachusetts and 4.1% for the United States.

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

As of June 30, 2024 (the latest date for which information is available), our market share was 0.80% of total deposits in Norfolk County, Massachusetts, making us the 22nd largest out of 39 banks operating in Norfolk County.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. At June 30, 2025 and 2024, we had no loans held for sale.

	At June 30,
	2025		2024
(In thousands)	Amount	Percent	Amount	Percent
Mortgage loans on real estate:
Residential:
1-4 family	$142,252	79.42%	$138,005	80.06%
Multifamily	16,366	9.14	12,066	7.00
Second mortgages and home equity lines of credit	4,195	2.34	3,372	1.96
Commercial	14,296	7.98	16,833	9.77
Total mortgage loans on real estate	177,109	98.88	170,276	98.79
Consumer loans:
Consumer	81	0.04	65	0.04
Home improvement	1,933	1.08	2,037	1.17
Total other loans	2,014	1.12	2,102	1.21
Total loans	179,123	100.00%	172,378	100.00%
Less:
Allowance for credit losses	(1,547)		(1,553)
Net deferred loan fees	(362)		(387)
Loans, net	$177,214		$170,438

The Company adopted ASU 2016-13 on July 1, 2023 with a modified retrospective approach. Accordingly, at June 30, 2025 and June 30, 2024, the allowance for credit losses was determined in accordance with Accounting Standards Codification ("ASC") 326, “Financial Instruments - Credit Losses.”

Contractual Maturities. The following tables set forth the contractual maturities of our loan portfolio at June 30, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	June 30, 2025
	Amounts Due in:
(In thousands)	One Year or Less	More than One to Five Years	More than Five to Fifteen Years	More than Fifteen Years	Total
Mortgage loans on real estate:
Residential:
1-4 family	$79	$2,393	$23,871	$115,909	$142,252
Multifamily	-	150	1,393	14,823	16,366
Second mortgages and home equity lines of credit	-	35	3,460	700	4,195
Commercial	-	227	1,338	12,731	14,296
Total mortgage loans on real estate	79	2,805	30,062	144,163	177,109
Consumer loans:
Consumer	6	48	-	27	81
Home improvement	22	1,100	811	-	1,933
Total other loans	28	1,148	811	27	2,014
Total loans	$107	$3,953	$30,873	$144,190	$179,123

Fixed Versus Adjustable-Rate Loans. The following table sets forth our fixed-rate and adjustable-rate loans at June 30, 2025 that are contractually due after June 30, 2026:

	Balance at June 30, 2025
(Dollars in thousands)	Fixed	Adjustable	Total
Mortgage loans on real estate:
Residential:
1-4 family	$135,428	$6,746	$142,174
Multifamily	2,696	13,670	16,366
Second mortgages and home equity lines of credit	3,141	1,054	4,195
Commercial	435	13,861	14,296
Total mortgage loans on real estate	141,700	35,331	177,031
Consumer loans:
Consumer	48	27	75
Home Improvement	1,911	-	1,911
Total other loans	1,959	27	1,986
Total loans	$143,659	$35,358	$179,017

One- to Four-Family Residential Real Estate Lending. Our primary lending activity is the origination of one- to four-family, owner-occupied, residential mortgage loans, virtually all of which are secured by properties located in our market area. At June 30, 2025, one- to four-family residential real estate loans totaled $142.3 million, or 79.4% of our total loan portfolio. The average principal balance of our one- to four-family residential real estate loans was $255,000 at June 30, 2025.

We currently offer one- to four-family residential real estate loans with terms of up to 30 years. The one- to four-family residential real estate loans that we originate are generally underwritten to Fannie Mae and Freddie Mac guidelines. We currently retain in our portfolio all of the one- to four-family residential real estate loans we originate. We primarily originate fixed-rate one- to four-family residential real estate loans, but, on a much more limited basis, also originate adjustable-rate loans. At June 30, 2025, $135.4 million, or 95.2%, of our one- to four- family residential real estate loans had fixed rates of interest, and $6.7 million, or 4.7%, of our one- to four-family residential real estate loans, had adjustable rates of interest. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. We generally limit the loan-to-value ratios of our mortgage loans to 80% of the sales price or appraised value, whichever is lower.

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

At June 30, 2025, $15.4 million, or 10.9%, of the one- to four-family residential real estate loan portfolio was secured by non-owner-occupied properties. We generally originate these loans to individuals to whom we have had a previous borrowing relationship. Generally, we require personal guarantees on these properties if the loan is made to an entity other than individual borrowers. We will not make loans in excess of 80% loan-to-value on non-owner- occupied properties.

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

We require title insurance on all of our one- to four-family residential real estate mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. We do not conduct environmental testing on residential real estate unless specific concerns for hazards are identified in the appraisal conducted in connection with the origination of the loan.

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

Multi-Family and Commercial Real Estate Lending. At June 30, 2025, multi-family real estate loans totaled $16.4 million, or 9.1% of our loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five or more rental units within our market area. At June 30, 2025, commercial real estate loans totaled $14.3 million, or 8.0% of our portfolio. Our commercial real estate loans are generally secured by office buildings, small retail facilities, mixed-use facilities, and warehouses within our market area. We currently offer multi-family and commercial real estate loans with terms of up to 30 years. We currently retain in our portfolio all the multi-family and commercial real estate loans we originate.

We primarily originate adjustable-rate multi-family and commercial real estate loans, but we do, on a much more limited basis, originate fixed-rate loans. At June 30, 2025, $13.7 million, or 83.5%, of multi-family real estate loans had adjustable rates of interest, and $2.7 million, or 16.5%, of our multi-family real estate loans, had fixed rates of interest. At June 30, 2025, $13.9 million, or 97.0%, of our commercial real estate loans had adjustable rates of interest, and $435,000, or 3.0%, of our commercial real estate loans, had fixed rates of interest. Interest rates on our adjustable-rate multi-family and commercial real estate loans are generally fixed for the first five years and adjust annually thereafter based on the one-year U.S. Treasury constant maturity rate, plus a margin.

At June 30, 2025, the average size of our outstanding multi-family real estate loans was $564,000, and our largest multi-family residential real estate loan had an outstanding balance of $1.7 million and is secured by an apartment building located in our primary market area. At June 30, 2025, this loan was performing according to its original terms. At June 30, 2025, the average size of our outstanding commercial real estate loans was $841,000, and our largest commercial real estate loan had an outstanding balance of $4.9 million and is secured by three properties related to an ambulance dispatching and maintenance center located in our primary market area. At June 30, 2025, this loan was performing according to its original terms.

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

Second Mortgage Loans and Home Equity Lines of Credit. At June 30, 2025, second mortgage loans and home equity lines of credit totaled $4.2 million, or 2.3%, of our loan portfolio. Second mortgage loans and home equity lines of credit are multi-purpose loans used to finance various home or personal needs for which a one- to four-family primary or secondary residence serves as collateral. We generally originate home equity lines of credit on owner-occupied properties with adjustable rates of interest based on the prime interest rate published in The Wall Street Journal, plus a margin. We generally originate home equity lines of credit with a maximum loan-to-value ratio of 80% (including the value of the underlying mortgage loan) and with terms of up to 20 years. We originate second mortgage loans on owner-occupied properties with fixed rates of interest. We generally originate these loans with a maximum loan-to-value ratio of 80% (including the value of the underlying mortgage loan) and with terms of up to 15 years.

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

Consumer Lending. We offer a variety of consumer loans to individuals, including home improvement loans, and new and used automobile loans. At June 30, 2025, our consumer loan portfolio totaled $2.0 million, or 1.1%, of our total loan portfolio, $1.9 million of which were home improvement loans. Home improvement loans are unsecured fixed-rate loans that must be used to improve a one- to four-family residential real estate property with a maximum amount of $25,000 and up to a term of seven years. Automobile loans are made with a term of five years for vehicles that are two years old or less and up to four years for vehicles that are more than two years old. These loans may be originated with loan-to-value ratios of up to 90% of the value of the vehicle.

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

From time to time, we may purchase loan participations in which we are not the lead lender. From time to time, we may also purchase whole loans. In both of these situations, we follow our customary loan underwriting and approval policies. At June 30, 2025, the outstanding balances of our loan participations where we are not the lead lender totaled $1.4 million, or 0.8%, of our loan portfolio, and consisted of four borrower relationships secured by multi-family and commercial real estate located in Connecticut. All such loans were performing in accordance with their original terms. We did not purchase any whole loans during the years ended June 30, 2025 and 2024. We also did not participate out portions of loans during the years ended June 30, 2025 or 2024.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At June 30, 2025, based on the 15% limitation, the Bank’s loans-to-one-borrower limit was approximately $9.9 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. At June 30, 2025, our largest loan relationship with one borrower was for $7.1 million and consisted of two loans secured by mixed-use real estate. These loans were performing in accordance with their original terms on that date.

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

The board of directors has granted loan approval authority to a Loan Committee that is comprised of our President and Chief Executive Officer, Treasurer and Chief Operating Officer, Senior Vice President of Retail Lending, Senior Vice President of Financial Markets and Assistant Vice President of Operations. The Loan Committee can approve individual loans up to prescribed limits, depending on the type of loan as follows:

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

Modifications made to Borrowers Experiencing Financial Difficulties ("BEFD"). A loan is classified as a modification to borrowers experiencing financial difficulties if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on modified loans is accrued after the borrower demonstrates the ability to pay under the modified terms through a sustained period of repayment performance, which is generally six consecutive months. We had no loans classified as BEFD at June 30, 2025 or June 30, 2024.

The CARES Act, in addition to providing financial assistance to both businesses and consumers, created a forbearance program for federally-backed mortgage loans, protected borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provided financial institutions the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The federal banking regulatory agencies also issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board and provisions of the CARES Act, allows modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments on December 31, 2019, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. We worked with our customers affected by

COVID-19 and accommodated 26 loan modifications totaling $9.5 million, none of which remained on modified payment status at June 30, 2025.

Delinquent Loans. There were no loans past due more than 30 days at June 30, 2025 or 2024.

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

We had no non-performing loans at June 30, 2025 or 2024.

Real Estate Owned. When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal, or evaluation when acceptable, to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses, or, if the existing allowance is inadequate, charged to expense, in either case during the applicable period of such determination. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. We had no real estate owned at June 30, 2025 or 2024.

Non-Performing Assets. There were no non-performing assets at June 30, 2025 or 2024.

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

On the basis of this review of our assets, our classified and special mention loans at the dates indicated were as follows:

	At June 30,
(In thousands)	2025	2024
Substandard	$1,352	$1,390
Doubtful	-	-
Loss	-	-
Total classified loans	$1,352	$1,390
Special mention loans	$-	$-

The $1.4 million of substandard loans at June 30, 2025 and June 30, 2024, consisted of four residential real estate loans to one borrower, classified due to the borrowers continued inability to show that property operations are sufficient to cover annual debt service. These loans were performing according to their terms at June 30, 2025.

Allowance for Credit Losses

Allowance for credit losses on loans

The allowance for credit losses (“ACL”) is an estimate of current expected losses within the Company's loan portfolio. The ACL, as reported on our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by loan charge-offs, net of recoveries. Accrued interest receivable on loans was $581,000 at June 30, 2025 and $520,000 at June 30, 2024, and was excluded from the estimate of credit losses.

The loan loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments, which are disaggregated by call report code. For each of these pools, the Company collects historical loss data, dating back to March 2008, from a selection of peer banks and applies the annual historical loss rate over the estimated remaining average life of the loan portfolio segment. The use of peer banks' historical loss rates is due to the lack of loss history experienced by the Bank. The average remaining life of a loan portfolio segment is adjusted for estimated prepayment and curtailment expectations. The modeling for estimated prepayment speeds and curtailment rates is based on a combination of internal and market estimates. The quantitative component of the ACL on loans is model-based and utilizes a forward-looking macroeconomic forecast. The Company uses a Weighted Average Remaining Maturity (“WARM”) method, incorporating historical loss data based on statistically derived economic variable loss drivers, to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, and considers historical experience, current conditions, and future expectations for segments of loans over a reasonable and supportable forecast period. The historical information is collected from a selection of peer banks and is derived from a combination of recessionary and non-recessionary performance periods for which data is available.

Allowance for credit losses on off-balance sheet credit exposures, including unfunded loan commitments

The Company maintains a separate allowance for credit losses for off-balance sheet credit exposures, including unfunded loan commitments, which is included in accrued expenses and other liabilities on the balance sheet. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancelable by the Company and applying the loss factors used in the ACL methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan type. No estimate for credit losses is reported for off-balance sheet exposures that are unconditionally cancelable by the Company, such as undrawn amounts under arrangements that may be drawn prior to the cancellation of the agreement. The allowance for credit losses on off-balance sheet credit exposures is adjusted as credit loss expense. Categories of off-balance sheet credit exposures correspond to the loan portfolio segment used for the allowance for credit losses on loans. Management evaluates the need for a reserve on unfunded loan commitments in a manner consistent with loans.

We will continue to monitor and modify our allowance for credit losses as conditions dictate. No assurances can be given that the level of allowance for credit losses will cover all of the current expected losses on the loans or that future adjustments to the allowance for credit losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for credit losses.

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

Allowance for Credit Losses. The following table sets forth activity in our allowance for credit losses for the years indicated.

	At or For the Year Ended June 30,
	2025	2024
Allowance for credit losses	$1,547	$1,553
Total loans outstanding	179,123	172,378
Allowance for credit losses to total loans outstanding	0.86%	0.90%

Non-accrual loans	$-	$-
Total loans outstanding	179,123	172,378
Non-accrual loans to total loans outstanding	$-	$-

Allowance for credit losses	$1,547	$1,553
Non-accrual loans	-	-
Allowance for credit losses to non-accrual loans	-%	-%

Net charge-offs (recovery) during the period to daily average outstanding loans outstanding

Residential one-to four- family
Net charge-off (recovery) during period	$-	$-
Average amount outstanding	137,968	137,593
Annualized net charge-off ratio	-%	-%

Multifamily
Net charge-off (recovery) during period	$-	$-
Average amount outstanding	13,602	12,463
Annualized net charge-off ratio	-%	-%

Second mortgages and home equity lines of credit
Net charge-off (recovery) during period	$-	$-
Average amount outstanding	3,692	3,255
Annualized net charge-off ratio	-%	-%

Construction
Net charge-off (recovery) during period	$-	$-
Average amount outstanding	-	-
Annualized net charge-off ratio	-%	-%

Commercial real estate
Net charge-off (recovery) during period	$-	$-
Average amount outstanding	15,590	19,500
Annualized net charge-off ratio	-%	-%

Consumer
Net charge-off (recovery) during period	$-	$3
Average amount outstanding	75	69
Annualized net charge-off ratio	-%	4.35%

Home improvement
Net charge-off (recovery) during period	$-	$-
Average amount outstanding	1,931	2,148
Annualized net charge-off ratio	-%	-%

Total loans
Net charge-off (recovery) during period	$-	$3
Average amount outstanding	$172,859	$175,028
Annualized net charge-off ratio	-%	-%

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

	At June 30,
	2025			2024
(In thousands)	Allowance for Credit Losses	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans	Allowance for Loan Losses	Percent of Allowance to Total Allowance	Percent of Loans to Total Loans
Mortgage loans on real estate:
Residential:
1-4 family	$1,028	66.45%	79.42%	$1,043	67.17%	80.06%
Multifamily	208	13.45	9.14	191	12.30	7.00
Second mortgages and home equity lines of credit	52	3.36	2.34	18	1.16	1.96
Commercial	201	12.99	7.98	240	15.45	9.77
Total real estate	1,489	96.25%	98.88%	1,492	96.08%	98.79%
Consumer loans:
Consumer	1	0.06	0.04	1	0.06	0.04
Home improvement	57	3.69	1.08	60	3.86	1.17
Total consumer	58	3.75%	1.12%	61	3.92%	1.21%
Total allocated allowance	1,547	100.00%	100.00%	1,553	100.00%	100.00%
Unallocated	-	-		-	-
Total	$1,547	100.00%		$1,553	100.00%

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

Investment Activities

The board of directors is responsible for approving and overseeing the investment policy, which is reviewed at least annually by the board. The objectives of our investment policy are to: (1) provide liquidity necessary to meet short- and long-term business needs in accordance with our liquidity policy; (2) maintain a balance of high-quality, diversified investments to minimize risk; (3) provide collateral for pledging requirements; (4) generate a reasonable rate of return within the context of our liquidity and credit risk objectives; (5) help mitigate interest rate risk and (6) take advantage of allowable tax benefits. The board has delegated to our President and Chief Executive Officer the primary responsibility for oversight and implementation of daily investment activities. The President and Chief Executive Officer has appointed the Treasurer and Chief Operating Officer and the Senior Vice President of Financial Markets as investment officers to assist in overseeing our investing activities and strategies. Investment officers may purchase or sell on our behalf up to $2.0 million of individual securities and up to $10.0 million in the aggregate per calendar month. Amounts that exceed those thresholds require the approval of the board of directors. The board of directors reviews the activities of the investment officers at each of its meetings.

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

Generally accepted accounting principles require that, at the time of purchase, we designate a debt security as held to maturity ("HTM"), available for sale ("AFS"), or trading, depending on our ability and intent to hold such security. Debt securities designated as available for sale are reported at fair value, while debt securities designated as held to maturity are reported at amortized cost.

On July 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as Current Expected Credit Losses ("CECL") methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and HTM debt securities. The Company measures expected credit losses on HTM debt securities on a collective basis by security type and risk rating where available. Any expected credit losses on HTM securities would be presented as an allowance for credit loss.

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

At June 30, 2025, our investment portfolio totaled $145.8 million, which consisted of debt obligations, mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored enterprises as well as corporate and municipal bonds. At such date, $145.8 million was designated as held to maturity and $91,000 was designated as available for sale. At June 30, 2025, we did not hold any trading securities. At June 30, 2025, the allowance for credit losses - investments was $204,000. At June 30, 2025, we also owned $704,000 of Federal Home Loan Bank of Boston stock. As a member of the Federal Home Loan Bank of Boston, we are required to purchase stock in the Federal Home Loan Bank of Boston, which is carried at cost and classified as a restricted investment.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At June 30,
	2025		2024
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities-residential	$90	$91	$114	$113
Total securities available for sale	$90	$91	$114	$113

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$-	$-	$998	$979
Mortgage-backed securities-residential	50,224	48,891	46,556	43,806
Mortgage-backed securities-commercial	4,872	4,869	4,462	4,470
Collateralized mortgage obligations	4,167	4,162	2,975	2,984
Municipal bonds	37,950	32,515	41,171	34,822
Corporate bonds	48,743	45,998	50,981	46,359
Total securities held to maturity	$145,956	$136,435	$147,143	$133,420

The following table sets forth the weighted average yield for each range of contractual maturities of available for sale securities and held to maturity securities portfolios at June 30, 2025. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields in the table below have been calculated based on the amortized cost of the security. Yields on tax-exempt obligations have not been computed on a tax-exempt basis.

	June 30, 2025
	Within 1 Year		After 1 Year Through 5 Years		After 5 Years Through 10 Years		Over 10 Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities-residential	$-	-	$11	4.91%	$70	5.59%	$9	4.67%	$90	5.42%
Total securities available for sale	$-	-	$11	4.91%	$70	5.59%	$9	4.67%	$90	5.42%

Securities held to maturity:
Government-sponsored enterprises:
Mortgage-backed securities-residential	$19	3.42%	$3,059	2.71%	$12,497	2.21%	$34,649	4.42%	$50,224	3.77%
Mortgage-backed securities-commercial	-	-	3,414	4.98%	1,458	5.12%	-	-	4,872	5.02%
Collateralized mortgage obligations	-	-	974	4.89%	3,193	5.05%	-	-	4,167	5.01%
Municipal bonds	404	3.42%	8,169	3.29%	14,630	2.78%	14,747	2.27%	37,950	2.70%
Corporate bonds	2,500	2.56%	39,512	2.63%	5,052	3.02%	1,679	2.47%	48,743	2.66%
Total securities held to maturity	$2,923	2.69%	$55,128	2.91%	$36,830	2.91%	$51,075	3.74%	$145,956	3.20%

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market accounts, savings accounts, and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At June 30, 2025, our core deposits, which are deposits other than certificates of deposit, were $133.8 million, representing 48.8% of total deposits.

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

The following table sets forth the distribution of total average deposits by account type at the dates indicated.

	For the Years Ended June 30,
	2025			2024
(In thousands)	Amount	Percent	Average Rate	Amount	Percent	Average Rate
Non-interest bearing NOW and demand	$28,829	10.66%	-%	$29,380	11.25%	-%
Interest bearing NOW and demand	29,913	11.06	0.05	29,845	11.43	0.05
Regular and other	52,945	19.57	0.10	58,569	22.42	0.10
Money market deposits	21,593	7.98	0.24	24,044	9.20	0.24
Total non-certificate accounts	133,280	49.27	0.08	141,838	54.30	0.09
Term certificates of $250,000 or more	26,128	9.66	3.72	23,879	9.14	4.44
Term certificates less than $250,000	111,101	41.07	3.68	95,503	36.56	4.22
Total certificate accounts	137,229	50.73	3.69	119,382	45.70	4.36
Total deposits	$270,509	100.00%	1.88%	$261,220	100.00%	2.13%

The following tables set forth the amount and maturities of our term certificates by interest rate at the dates indicated.

	As of June 30, 2025
	Amount Due
(In thousands)	Three Months or Less	Over Three Months to Twelve Months	Over 1 Year to 2 Years	Over 2 Years to 3 Years	Over Three Years	Total
0.00%-1.00%	$4,732	$12,307	$2,885	$866	$576	$21,366
1.01%-2.00%	-	-	-	-	-	-
2.01%-3.00%	-	-	-	-	-	-
3.01%-4.00%	-	23,052	-	-	-	23,052
4.01%-5.00%	64,957	29,930	1,061	-	-	95,948
5.01%-6.00%	-	-	-	-	-	-
Total	$69,689	$65,289	$3,946	$866	$576	$140,366

At June 30, 2025 and 2024, the estimated amounts of uninsured deposits were $37.3 million and $42.9 million, respectively. In addition, as of June 30, 2025, the aggregate amount of certificates of deposit that exceeded the FDIC insurance limit of $250,000 was $28.1 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the maturity of certificates of deposit of $250,000 or more as of June 30, 2025.

(In thousands)	June 30, 2025
Maturity Period:
Three months or less	$15,126
Over three through six months	7,487
Over six through twelve months	4,115
Over twelve months	1,327
Total	$28,055

Borrowed Funds. We may obtain advances from the Federal Home Loan Bank of Boston upon the security of our capital stock in the Federal Home Loan Bank of Boston and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We use such advances to provide funding as a supplement to our deposits. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At June 30, 2025, we had $10.4 million outstanding in short-term advances or advances having a maturity less than one year from the Federal Home Loan Bank of Boston, with a weighted average interest rate of 4.51%. At June 30, 2025, we had the capacity to borrow an additional $53.0 million in Federal Home Loan Bank of Boston advances. For the year ended June 30, 2025, the average amount of FHLB borrowings outstanding during the period was $10.4 million. The maximum borrowings outstanding at any month end during the year ended June 30, 2025 was $10.4 million.

Additionally, at June 30, 2025, we had a $2.4 million available line of credit with the Federal Home Loan Bank of Boston, none of which was drawn at June 30, 2025.

Human Capital Resources

Employees

As of June 30, 2025, we had 28 full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Diversity and Inclusion

We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, or any other status protected by applicable law. Our management team and employees are expected to exhibit and promote honest, ethical, and respectful conduct in the workplace. All our employees must adhere to a code of conduct that sets standards for appropriate behavior and are required to attend annual training to help prevent, identify, report, and stop any type of discrimination and harassment. Recruitment, hiring, development, training, compensation, and advancement are based on qualifications, performance, skills, and experience without regard to gender, race, and ethnicity.

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

Supervision and Regulation

General

As a federal savings bank, the Bank is subject to examination, supervision, and regulation by the OCC and by the FDIC as deposit insurer pursuant to its backup examination authority. The federal system of regulation and supervision establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of security holders. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory, enforcement, rulemaking, and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; provide oversight for the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees.

Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings associations relating to capital, asset quality, management, liquidity, earnings, interest rate sensitivity and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in supervisory or enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions, or establish new branches.

In addition, the Bank must comply with significant anti-money laundering and anti-terrorism financing laws and regulations, the Community Reinvestment Act and its implementing regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network. In addition, the Bank is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the 11 regional banks in the Federal Home Loan Bank System.

As a savings and loan holding company, CFSB Bancorp is required to comply with the rules and regulations of the Federal Reserve Board. It is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. CFSB Bancorp is also subject to the rules and regulations of the SEC under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to CFSB Bancorp and the Bank. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on CFSB Bancorp and the Bank. Any changes in applicable laws or regulations, whether by Congress, the OCC, the FDIC, the Federal Reserve Board, or the SEC, could have a material adverse impact on the operations and financial performance of CFSB Bancorp and/or the Bank.

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

The OCC permits an eligible federal savings bank with assets of $20.0 billion or less as of December 31, 2017 to elect to operate with the business powers of a national bank, generally subject to the same limitations and restrictions, without converting to a national bank charter. A federal savings bank that makes the so-called “covered savings association” election must divest any activities or investments that are not permitted for a national bank. The Bank had not made such an election as of June 30, 2025.

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

At June 30, 2025, the Bank’s capital exceeded all applicable minimum regulatory requirements.

Qualified Thrift Lender Test. As a federal savings bank, the Bank must satisfy the qualified thrift lender, or QTL, test. Under the QTL test, it must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a federal savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the federal savings bank’s business.

A federal savings bank that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At June 30, 2025, the Bank complied with the QTL test.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if secured by readily marketable collateral, which generally includes certain financial instruments (but not real estate). As of June 30, 2025, the Bank was in compliance with the loans-to-one borrower limitations.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease-and-desist order or the imposition of civil money penalties.

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

At June 30, 2025, the Bank met the criteria for being considered “well capitalized.”

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

Transactions with Affiliates. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board. Under Sections 23A and 23B and Regulation W, an affiliate includes a company that controls, or is under common control with, an insured depository institution such as the Bank. CFSB Bancorp and 15 Beach MHC are affiliates of the Bank because both entities control the Bank. Certain "covered transactions" between an insured depository institution and its affiliates are subject to quantitative limits and collateral requirements, must be consistent with safe and sound banking practices, and not involve the purchase of low-quality assets from an affiliate.. In addition, federal regulations prohibit a federal savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing or investing in securities issued by any affiliate, other than a subsidiary. Finally, transactions with affiliates must be on terms and under circumstances that are substantially the same, or at least as favorable to, the institution as those prevailing at the time for comparable transactions with or involving non-affiliates.

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

In addition, extensions of credit in excess of certain limits must be approved by a majority of the Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of credit extension involved.

Enforcement. The OCC has primary enforcement responsibility over federal savings banks and has authority to bring enforcement actions against all the banks' "institution-affiliated parties,” a term that includes directors, officers, employees, and controlling stockholders, stockholders who participate in the affairs of the bank, as well as attorneys, appraisers and accountants who knowingly or recklessly participate in violations of law or regulation, breaches of fiduciary duty, or unsafe or unsound practices. Formal enforcement actions by the OCC may include the issuance of a capital directive, formal agreement, cease and desist orders, and removals and prohibitions of officers and/or directors of the institution, as well as the assessment of civil money penalties (“CMPs”). CMPs can be assessed for various types of conduct against the institution and/or its institution-affiliated parties.

The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular federal savings bank. If such action is not taken, the FDIC has authority to take action under specified circumstances.

Anti-Money Laundering. The Bank must comply with the anti-money laundering (“AML”) provisions of the Bank Secrecy Act (“BSA”) as amended by the USA PATRIOT Act and implementing regulations issued by the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury, as well as AML related regulations issued by the OCC. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened AML requirements.

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

•
Truth in Savings Act, governing disclosures and advertising with respect to deposit accounts;
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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. The Bank was in compliance with this requirement at June 30, 2025. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. The Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Boston stock. At June 30, 2025, no impairment had been recognized.

Holding Company Regulation

General. CFSB Bancorp and 15 Beach, MHC are savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, CFSB Bancorp and 15 Beach, MHC are registered with the Federal Reserve Board and subject to the regulation, examination, supervision, and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over CFSB Bancorp, 15 Beach, MHC and their non-savings association subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the Bank.

Permissible Activities. Under present law, the business activities of CFSB Bancorp and 15 Beach, MHC are generally limited to those activities permissible for multiple savings and loan holding companies unless they have elected financial holding company status. CFSB Bancorp and 15 Beach, MHC have not elected financial holding company status. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations.

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

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At June 30, 2025, the Bank had no capital loss carryovers.

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

Risks Related to the Merger

CFSB Bancorp will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on CFSB Bancorp. These uncertainties may impair CFSB Bancorp’s ability to attract, retain and motivate key personnel until the merger is consummated, and could cause customers and others that do business with CFSB Bancorp to seek to change existing business relationships with CFSB Bancorp. In addition, the merger agreement restricts CFSB Bancorp from taking certain actions without the consent of Hometown Financial until the merger occurs. These restrictions may prevent CFSB Bancorp from pursuing attractive business opportunities that may arise prior to the completion of the merger.

CFSB Bancorp has incurred and expects to continue to incur significant costs related to the merger.

CFSB Bancorp has incurred and expects to incur significant, non-recurring costs in connection with negotiating the merger agreement and closing the merger. CFSB Bancorp will also incur significant legal and financial advisory fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with the merger. Some of these costs are payable regardless of whether the merger is completed.

CFSB Bancorp may also incur additional costs to maintain employee morale and to retain key employees. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time.

The merger agreement limits CFSB Bancorp’s ability to pursue alternatives to the merger and could discourage a potential acquirer that might be willing to pay more to acquire or merge with CFSB Bancorp.

The merger agreement contains provisions that limit CFSB Bancorp’s ability to solicit, initiate, encourage or take any actions to facilitate competing third-party proposals to acquire all or substantially all of CFSB Bancorp. These provisions, which include a $1.6 million termination fee, payable to Hometown Financial under certain circumstances, might discourage a potential competing acquiror that might have an interest in acquiring all or substantially all of CFSB Bancorp from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the merger, or might result in a potential competing acquiror proposing to pay a lower per share price to acquire CFSB Bancorp than it might otherwise have proposed to pay.

Regulatory approvals may not be received, may take longer to receive than expected or may impose burdensome conditions that are not presently anticipated.

Before the merger may be completed, certain approvals or consents must be obtained from the various bank regulatory and other authorities of the United States and the Commonwealth of Massachusetts. These governmental entities, including the Federal Reserve Board and the Massachusetts Division of Banks, may impose conditions on the completion of the merger or require changes to the terms of the merger. While Hometown Financial and CFSB Bancorp do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of Hometown Financial following the merger, any of which might have a material adverse effect on Hometown Financial following the merger. Hometown Financial is not obligated to complete the merger if the regulatory approvals received in connection with the completion of the merger include any conditions or restrictions that would constitute a “Burdensome Condition” as defined in the merger agreement.

Although the parties believe they have filed all applications and notice materials and have submitted or will submit all requested supplemental information necessary to obtain these regulatory approvals or confirmations in accordance with applicable law, there can be no assurance as to whether the regulatory approvals will be received or the timing of the approvals.

If the merger is not completed by March 31, 2026, either Hometown Financial or CFSB Bancorp may choose not to proceed with the merger.

Either Hometown Financial or CFSB Bancorp may terminate the merger agreement if the merger has not been completed by March 31, 2026, unless the failure of the merger to be completed has resulted from the failure of the party seeking to terminate the merger agreement to perform its obligations.

Failure to complete the merger could negatively impact the future business and financial results of CFSB Bancorp.

If the merger is not completed, the ongoing business of CFSB Bancorp may be adversely affected and CFSB Bancorp will be subject to several risks, including the following:

•
CFSB Bancorp may be required, under certain circumstances, to pay Hometown Financial a termination fee of $1.6 million under the merger agreement;
•
CFSB Bancorp will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal and financial advisor and printing fees;
•
under the merger agreement, CFSB Bancorp is subject to certain restrictions on the conduct of its business before completion of the merger, which may adversely affect its ability to execute certain of its business strategies; and
•
matters relating to the merger may require substantial commitments of time and resources by CFSB Bancorp’s management, which could otherwise have been devoted to other opportunities that may have been beneficial to CFSB Bancorp as an independent company.

In addition, if the merger is not completed, CFSB Bancorp may experience negative reactions from its customers and employees. CFSB Bancorp also could be subject to litigation related to any failure to complete the merger. If the merger is not completed, CFSB Bancorp cannot assure its stockholders that the risks described above will not materialize and will not materially affect the business and financial results of CFSB Bancorp.

Stockholder litigation could prevent or delay the completion of the merger or otherwise negatively impact the business and operations of Hometown Financial and CFSB Bancorp.

Stockholders of CFSB Bancorp may file lawsuits against CFSB Bancorp and/or its directors and officers in connection with the merger. One of the conditions to the closing is that no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the merger, the bank merger or any of the other transactions contemplated by the merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to CFSB Bancorp, including any cost associated with the indemnification of directors and officers of each company. CFSB Bancorp may incur costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the merger. Such litigation could have an adverse effect on the financial condition and results of operations of CFSB Bancorp and could prevent or delay the completion of the merger.

Risks Related to our Lending Activities

Almost all of our loans are secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At June 30, 2025, approximately $177.1 million, or 98.9%, of our total loan portfolio was secured by real estate, most of which is located in our primary lending market area of Norfolk and Plymouth Counties, Massachusetts. Declines in the real estate values in our primary lending markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for credit losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and our and our peers' loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for credit losses may not be sufficient to cover current expected losses in our loan portfolio, resulting in additions to our allowance. In addition, our emphasis on loan growth and on increasing our portfolio of multi-family and commercial real estate loans, as well as any future credit deterioration, could require us to increase our allowance for credit losses. At June 30, 2025, our allowance for credit losses as a percentage of total loans was 0.86%. Material additions to our allowance would materially decrease our net income.

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

At June 30, 2025, commercial real estate loans totaled $14.3 million, or 8.0% of our loan portfolio and multi-family real estate loans totaled $16.4 million, or 9.1% of our loan portfolio. Given their larger balances and the complexity of the underlying collateral, multi-family and commercial real estate loans generally have more risk than the owner-occupied one- to four-family residential real estate loans that we originate. Because the repayment of multi-family and commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, multi-family and commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on multi-family and commercial real estate loans may be larger on a per loan basis than those incurred by our one- to four-family residential real estate or consumer loan portfolios.

As our multi-family and commercial real estate loan portfolio increases, the corresponding risks and potential for losses from these loans may also increase, which would adversely affect our business, financial condition, and results of operations.

Our non-owner-occupied one- to four-family residential real estate loans may expose us to increased credit risk.

At June 30, 2025, $15.4 million, or 10.9% of our total loan portfolio consisted of loans secured by non-owner-occupied one- to four-family residential real estate properties. At June 30, 2025, all of our non-owner-occupied one- to four-family residential real estate loans were performing in accordance with their repayment terms. One- to four-family residential loans secured by non-owner-occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner-occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties may be below that of owner-occupied properties due to lenient property maintenance standards that negatively impact the value of the collateral properties.

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

Moreover, a significant decline in general economic conditions, caused by inflation, acts of terrorism, an outbreak of hostilities or other international or domestic calamities or other factors beyond our control could further impact local economic conditions and could further negatively affect our financial performance. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

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

Our results of operations depend substantially on our net interest income. At June 30, 2025, 46.5% of our assets were invested in investment securities and cash and cash equivalents. These investments yield less than the loans we hold in our portfolio. While we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, we may not be able to increase originations of loans that are acceptable to us. Further, at June 30, 2025, $145.8 million, or 99.9%, of our securities portfolio was designated as held to maturity. As a result, we are unable to sell these securities to respond to changes in interest rates that may occur in the future.

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

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. This is exacerbated due to our historical focus on one- to four-family residential real estate loans, almost all of which have fixed interest rates. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities. Furthermore, increases in interest rates may adversely affect our ability to originate loans and/or the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. In a period of declining interest rates, the interest income we earn on our assets may decrease more rapidly than the interest we pay on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable securities are called, requiring us to reinvest those cash flows at lower interest rates.

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

We monitor interest rate risk through the use of simulation models, including estimates of the amounts by which the fair value of our assets and liabilities (our economic value of equity or “EVE”) and our net interest income would change in the event of a range of assumed changes in market interest rates. As of June 30, 2025, in the event of an instantaneous 100 basis point increase in interest rates, we estimate that we would experience a 10.3% decrease in EVE and a 7.1% decrease in net interest income. For further discussion of how changes in interest rates could impact us, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Colonial Federal Savings Bank—Management of Market Risk.”

Risks Related to Our Funding

Our inability to generate core deposits may cause us to rely more heavily on wholesale funding strategies for funding and liquidity needs, which could have an adverse effect on our net interest margin and profitability.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. Certificates of deposit comprised $140.4 million, or 51.2%, of our total deposits at June 30, 2025. Certificates of deposit due within one year of June 30, 2025 totaled $135.0 million, or 49.2%, of total deposits. While we emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Further, the considerable competition for deposits in our market area also has made, and may continue to make, it difficult for us to obtain reasonably priced deposits. Moreover, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. If we are not able to increase our lower-cost transactional deposits at a level necessary to fund our asset growth or deposit outflows, we may be forced to seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, brokered deposits and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers, which may be more expensive and have an adverse effect on our net interest margin and profitability.

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

The financial services industry could become even more competitive as a result of new legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks, such as financial technology companies, securities companies, and specialty finance companies to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. For additional information see Item 1 - "Business of Colonial Federal Savings Bank—Market Area” and “—Competition.”

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

Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives, and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation, executive order or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

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

Changes to trade policies and tariffs can have an adverse impact on our business and our customers.

Changes in trade policies, including the imposition of tariffs or the escalation of a trade war, could negatively impact the economic conditions in the markets we serve. Our customers—particularly local businesses engaged in manufacturing and retail—may face higher costs for imported goods and materials, reduced export demand and supply chain disruptions due to increased tariffs. These challenges could lead to lower revenues, reduced profitability and potential layoffs, all of which may impair our customers’ ability to meet their financial obligations. Furthermore, prolonged trade tensions and economic uncertainty could lead to market volatility, declining asset values and weakened consumer confidence. If our customers experience financial stress, we could see loan delinquencies and credit losses, negatively affecting our asset quality and overall financial performance. Additionally, any decline in local economic activity could reduce loan demand and deposit growth, which are critical to our long-term success. While we actively monitor economic and policy developments, we cannot predict the outcome of trade negotiations or the full impact of tariffs and trade restrictions on our business, customers, and the broader economy. Any adverse effects from tariffs or a trade war could materially and negatively impact our financial condition, results of operations, and future growth prospects.

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

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, we also will not be subject to Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent auditors review and attest as to the effectiveness of our internal controls over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

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

Information technology systems are critical to our business. Our business requires us to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees, business, operations, plans, and business strategies. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. Our computer systems, data management and internal processes, as well as those of third parties, are integral to our performance. Our operational risks include the risk of malfeasance by employees or persons outside our company, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. There have been increasing efforts by third parties to breach data security at financial institutions. Such attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information, damages to systems, or other material disruptions to network access or business operations. Although we take protective measures and believe that we have not experienced any of the data breaches described above, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security. Because the techniques used to cause security breaches change frequently, we may be unable to proactively address these techniques or to implement adequate preventative measures.

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

In preparing the periodic reports we are required to file under the Exchange Act, including our consolidated financial statements, our management is required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. The most significant areas requiring significant estimates and assumptions by management is our evaluation of the adequacy of our allowance for credit losses.

Other Risks Related to Our Business

Legal and regulatory proceedings and related matters could adversely affect us.

We have been and may in the future become involved in legal and regulatory proceedings. We consider most of the proceedings to be in the normal course of our business or typical for the industry. However, it is difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. There could be substantial costs and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

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

The Board of Directors designated the Chief Information Officer as the Information Security Officer (the "ISO") and for oversight, the full Board receives threat intelligence reports and a Cybersecurity Executive Dashboard from the ISO each month. The ISO has more than thirty years’ experience with the Company and meets with full Board of Directors in person at least annually. The ISO works with the Company’s third-party Security Operations Center and the Company’s Compliance/Enterprise Risk Management ("ERM") Team to identify, assess, and manage material risks from cybersecurity threats. The ISO also oversees the Company’s Information Security Program, which governs various information security and cybersecurity processes, systems development, change control, disaster recovery/business continuity, physical asset classification and control policies. The Information Security Program identifies data sources, threats, and vulnerabilities and ensures awareness, accountability, and oversight for data protection throughout the Company and with trusted third parties to ensure that data is protected and able to be recovered in the event of a breach or failure (technical or other disaster). The ISO is a member of various management committees, including the quarterly Management Control meetings which serve as the Company’s IT Steering Committee.

Risk Assessment

On a periodic basis, but not less than annually, the ISO in conjunction with the Compliance/ERM Team, identifies and documents internal and external vulnerabilities that could result in unauthorized disclosure, misuse, alteration, or destruction of customer information or customer records. Based on the results of the risk assessment, the Company’s Information Security Program may be revised to protect against any anticipated threats or hazards to the security or integrity of such information. The Compliance/ERM Team reviews changes to the program designed to monitor, measure, and respond to vulnerabilities identified.

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
•
Reviewing the IRP at least annually, or whenever there is a material change in the Company’s business practices that may reasonably affect its cyber incident response procedures.

Item 2. Properties.

We conduct our operations from our main office in Quincy, Massachusetts and two additional branch offices in Holbrook and Weymouth, Massachusetts. We also maintain a limited branch office located within, and only available to residents of, a senior citizen housing facility in Quincy, Massachusetts. All of our branch offices are located in Norfolk County, Massachusetts. As of June 30, 2025, the net book value of our real properties, including land, buildings and building improvements, was $3.0 million.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Stock Market under the symbol “CFSB.” Trading of our common stock commenced on January 13, 2022, following the completion of our initial public offering. Prior to that time, there was no established public trading market for our common stock.

Stockholders

As of September 16, 2025, there were 200 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

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

There were no sales of unregistered securities during the year ended June 30, 2025.

On April 5, 2024, the Company announced it had adopted a plan to repurchase up to 152,287 shares of its common stock, which was approximately 5% of its then outstanding common stock (excluding shares held by 15 Beach, MHC). The program does not have a scheduled expiration date and the Board of Directors has the right to suspend or discontinue the program at any time.

The following table provides information on repurchases made during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2025 through April 30, 2025	-	$-	84,067	68,220
May 1, 2025 through May 31, 2025	-	-	84,067	68,220
June 1, 2025 through June 30, 2025	-	-	84,067	68,220
Total	-	$-	84,067	68,220

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from our audited consolidated financial statements, which appear beginning on page F-1 of this Form 10-K. You should read the information in this section in conjunction with the business and financial information regarding the Company provided elsewhere in this Form 10-K.

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

On July 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires that the recognition of the allowance for credit losses be estimated using the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities, including the requirement that impairment related to credit losses be presented as an allowance rather than as a write-down. For further discussion related to the implementation of CECL please refer to Notes 1, 3 and 4 of the consolidated financial statements.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is an estimate of current expected losses within the Company's loan portfolio. The ACL, as reported on our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by loan charge-offs, net of recoveries. Accrued interest receivable on loans was $581,000 at June 30, 2025 and $520,000 at June 30, 2024, and is excluded from the allowance for credit losses.

The credit loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments, which are disaggregated by call report code. For each of these pools, the Company collects historical loss data, dating back to March 2008, from a selection of peer banks and applies the annual historical loss rate over the estimated remaining average life of the loan portfolio segment. The use of peer banks’ historical loss rates is due to the lack of loss history experienced by the Bank. The average remaining life of a loan portfolio segment is adjusted for estimated prepayment and curtailment expectations. The modeling for estimated prepayment speeds and curtailment rates is based on a combination of internal and market estimates. The quantitative component of the ACL on loans is model-based and utilizes a forward-looking macroeconomic forecast. The Company uses a Weighted Average Remaining Maturity (“WARM”) method, incorporating historical loss data based on statistically derived economic variable loss drivers, to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, and considers historical experience, current conditions, and future expectations for segments of loans over a reasonable and supportable forecast period. The historical information is collected from a selection of peer banks and is derived from a combination of recessionary and non-recessionary performance periods for which data is available.

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

Comparison of Financial Condition at June 30, 2025 and June 30, 2024

Total Assets. Total assets increased $3.2 million, or 0.9%, to $366.6 million at June 30, 2025 from $363.4 million at June 30, 2024. The increase resulted primarily from an increase in net loans of $6.8 million, or 4.0%, partially offset by a decrease in cash and cash equivalents of $2.3 million, or 8.5%, and a decrease in securities held to maturity of $1.2 million, or 0.8%.

Cash and Cash Equivalents. Cash and cash equivalents decreased $2.3 million, or 8.5%, to $24.7 million at June 30, 2025 from $27.0 million at June 30, 2024. The decrease in cash and cash equivalents was due to increases in loans, partially offset by decreases in securities and increases in deposits.

Securities Available for Sale. Securities available for sale decreased $22,000 to $91,000 at June 30, 2025 from $113,000 at June 30, 2024. The decrease was due to principal payments on mortgage-backed securities.

Securities Held to Maturity. Securities held to maturity decreased $1.2 million, or 0.8%, to $145.8 million at June 30, 2025 from $147.0 million at June 30, 2024, as maturities and prepayments exceeded purchases of securities.

Net Loans. Net loans increased $6.8 million, or 4.0% to $177.2 million at June 30, 2025 from $170.4 million at June 30, 2024. The increase was due to an increase of $4.2 million, or 3.1%, in one- to four-family residential real estate loans, an increase of $4.3 million, or 35.6%, in multi-family real estate loans, and an increase of $823,000, or 24.4%, in second mortgages and home equity lines of credit, partially offset by a decrease of $2.5 million, or 15.1%, in commercial real estate loans, and a decrease of $104,000, or 5.1%, in home improvement loans. The increases in one- to four-family residential real estate loans, and multi-family real estate loans, during the year ending June 30, 2025, were primarily due to originations outpacing normal principal payments.

Total Liabilities. Total liabilities increased $3.5 million, or 1.2%, to $290.9 million at June 30, 2025 from $287.4 million at June 30, 2024. The increase was primarily the result of an increase in interest-bearing deposits of

$4.2 million, or 1.8% and an increase in mortgagor's escrow accounts of $109,000, or 7.1%, partially offset by a decrease in non-interest-bearing deposits of $850,000, or 2.5%.

Deposits. Deposits increased $3.3 million, or 1.2%, to $274.2 million at June 30, 2025 from $270.8 million at June 30, 2024. The increase was the result of an increase in interest-bearing deposits of $4.2 million, or 1.8%, offset by a decrease in non-interest-bearing deposits of $850,000, or 2.5%. The increase in interest-bearing deposits was the result of increases in term certificates of $8.1 million, or 6.1%, offset by a decrease of $2.8 million, or 12.7%, in money market accounts, a decrease of $1.2 million, or 1.9%, in NOW and demand accounts, and a decrease of $730,000, or 1.3%, in regular and other accounts as new and existing depositors moved funds to products offering higher interest rates. At June 30, 2025, the Bank held $37.3 million in uninsured deposits.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank advances, were $10.4 million at June 30, 2025 and 2024.

Stockholders' Equity. Total stockholders' equity decreased $319,000, or 0.4%, to $75.7 million at June 30, 2025 from $76.1 million at June 30, 2024. The decrease was due to net loss of $265,000 for the year ended June 30, 2025, and the repurchase of CFSB Bancorp stock of $495,000, offset by stock-based compensation of $358,000 and ESOP shares committed to be released of $81,000.

Comparison of Operating Results for the Year Ended June 30, 2025 and 2024

General. We had net loss of $265,000 for the year ended June 30, 2025, compared to net income of $33,000 for the year ended June 30, 2024, a decrease of $298,000. The decrease in net income was primarily due to an increase in the provision for credit losses of $368,000 and an increase in non-interest expenses of $207,000, offset by an increase in net interest income of $274,000, or 4.1%.

Interest and Dividend Income. Interest and dividend income increased $1.4 million, or 12.2%, to $13.1 million for the year ended June 30, 2025 from $11.7 million for the year ended June 30, 2024. The increase was due to an increase of $586,000, or 15.7%, in interest and dividends on taxable debt securities, an increase of $287,000, or 4.1%, in interest and fees on loans and an increase of $624,000, or 113.0%, in interest on short-term investments, offset by a decrease of $75,000, or 20.7%, in interest and dividends on tax-exempt debt securities. Interest income on loans increased due to an increase in the average yield on loans of 23 basis points to 4.24% for the year ended June 30, 2025 from 4.01% for the year ended June 30, 2024, offset by a decrease in the average balance of loans of $2.8 million to $172.2 million for the year ended June 30, 2025 from $175.0 million for the year ended June 30, 2024. Interest income on securities increased due to an increase in the average yield on securities of 36 basis points to 3.17% for the year ended June 30, 2025 from 2.81% for the year ended June 30, 2024, offset by a decrease in the average balance of securities of $1.1 million to $148.0 million for the year ended June 30, 2025 from $149.2 million for the year ended June 30, 2024. The interest income on short-term investments increased due to an increase in the average balance of short-term investments of $14.2 million, offset by a decrease in the average yield of 40 basis points to 4.69% for the year ended June 30, 2025, from 5.09% for the year ended June 30, 2024.

Interest Expense. Interest expense increased $1.1 million, or 23.1%, to $6.1 million for the year ended June 30, 2025 from $5.0 million for the year ended June 30, 2024. The increase was primarily due to an increase of $1.1 million, or 26.1%, in interest expense on certificates of deposit. The average cost of certificates of deposit increased 35 basis points to 4.02% for the year ended June 30, 2025 from 3.67% for the year ended June 30, 2024, due to increased market rates and intense competition, while the average balance of certificates of deposit increased $17.8 million to $137.2 million for the year ended June 30, 2025 from $119.4 million for the year ended June 30, 2024. Interest expense on borrowings, consisting entirely of FHLB advances, increased $20,000, to $473,000 for the year ended June 30, 2025 from $453,000 for the year ended June 30, 2024 due to the increase in the average balance of borrowings to $10.4 million for the year ended June 30, 2025 from $9.1 million for the year ended June 30, 2024, offset by a decrease in the average cost of 41 basis points to 4.57% for the year ended June 30, 2025 from 4.98% for the year ended June 30, 2024 as we lengthened the terms of the borrowings.

Net Interest Income. Net interest income increased $274,000, or 4.1%, to $7.0 million for the year ended June 30, 2025 from $6.7 million for the year ended June 30, 2024. The increase was primarily due to an increase in the average balance of interest-earning assets of $10.3 million, to $345.3 million for the year ended June 30, 2025 from $335.0 million for the year ended June 30, 2024, and an increase in the average rate earned on interest-earning assets of 30 basis points to 3.81% for the year ended from 3.51% for the year ended June 30, 2024, offset by an increase in the average balance of certificates of deposit of $17.8 million to $137.2 million for the year ended June 30, 2025 from $119.4 million for the year ended June 30, 2024 and an increase in the average cost of certificates of deposit of 35 basis points to 4.02% for the year ended June 30, 2025, compared to 3.67% for the year ended June 30, 2024. Our net interest margin increased to 2.04% for the year ended June 30, 2025 compared to 2.03% for the year ended June 30, 2024.

Provision for Credit Losses. A provision for credit losses of $46,000 was recorded for the year ended June 30, 2025 compared to a reversal of credit to the provision for credit losses of $322,000 for the year ended June 30, 2024. A provision of $55,000 to the provision for credit losses on investments for the year ended June 30, 2025 was primarily due to the change in Moody's baseline economic forecast for June 2025 which led to increases in the probability of default for most corporate bonds, resulting in a higher reserve. The reversal of $3,000 to the provision for credit losses for the year ended June 30, 2025 for off-balance sheet exposures was primarily due to a decrease of $120,000 in unfunded commitments for multifamily real estate loans and a decrease of $190,000 in unfunded commitments for 1-4 family residential first liens for the year ended June 30, 2025. A reversal of $6,000 to the provision for credit losses on loans was primarily due to strong asset quality, improving economic factors and reduced loan balances. The allowance for credit losses for loans was $1.5 million, or 0.86% of total loans, at June 30, 2025, compared to $1.6 million, or 0.90% of total loans, at June 30, 2024. At June 30, 2025, the Company had $1.4 million in residential one- to four-family loans rated substandard and individually evaluated due to the borrowers' inability to show sufficient rent receipts to support the debt coverage with a provision of $10,000. These loans are current as the borrower continues to make timely payments. There were no loans categorized as special mention, doubtful or loss and no non-performing loans.

Non-Interest Income. Non-interest income information is as follows.

	Year Ended
	June 30,		Change
(Dollars in thousands)	2025	2024	Amount	Percent
Customer service fees	$149	$155	$(6)	(3.9%)
Income on bank-owned life insurance	286	268	18	6.7%
Other income	244	242	2	0.8%
Total non-interest income	$679	$665	$14	2.1%

Non-interest income increased $14,000, or 2.1%, to $679,000 for the year ended June 30, 2025 from $665,000 for the year ended June 30, 2024. The increase was due to an $18,000 increase in income on bank-owned life insurance and a $2,000 increase in other income, offset by a $6,000 decrease in customer service fees.

Non-Interest Expense. Non-interest expense information is as follows.

	Year Ended
	June 30,		Change
(Dollars in thousands)	2025	2024	Amount	Percent
Salaries and employee benefits	$4,361	$4,558	$(197)	(4.3%)
Occupancy and equipment	974	975	(1)	(0.1%)
Advertising	141	140	1	0.7%
Data processing	402	369	33	8.9%
Deposit insurance	138	133	5	3.8%
Other	1,889	1,523	366	24.0%
Total non-interest expense	$7,905	$7,698	$207	2.7%

Non-interest expense increased $207,000, or 2.7%, to $7.9 million for the year ended June 30, 2025 from $7.7 million for the year ended June 30, 2024. The increase was due primarily to a $366,000 increase in other non-interest expense due to merger costs, a $33,000 increase in data processing fees and a $5,000 increase in deposit insurance, offset by a $197,000 decrease in salaries and employee benefit expense due to reduced head count.

Provision for Income Taxes. The Company recorded an income tax benefit of $28,000 for the year ended June 30, 2025, compared to a benefit for income taxes of $39,000 for the year ended June 30, 2024. The lower effective tax rate for the years ended June 30, 2025 and 2024 as compared to the statutory rate reflected the benefit of our investment in tax-advantaged municipal securities and bank-owned life insurance, as well as reduced state taxes through utilization of a Massachusetts securities corporation to hold our investment securities.

Average Balance and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Tax-equivalent adjustments have been made. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $362,000 and $387,000 at June 30, 2025 and 2024, respectively.

	For the Year Ended June 30,
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans	$172,244	$7,307	4.24%	$175,028	$7,020	4.01%
Securities(1)	148,045	4,687	3.17%	149,160	4,195	2.81%
Other	25,056	1,176	4.69%	10,849	552	5.09%
Total interest-earning assets	345,345	13,170	3.81%	335,037	11,767	3.51%
Non-interest-earning assets	17,190			16,838
Total assets	$362,535			$351,875
Interest-bearing liabilities:
Interest-bearing demand deposits	$29,913	$14	0.05%	$29,845	$14	0.05%
Savings deposits	52,945	55	0.10%	58,569	61	0.10%
Money market deposits	21,593	52	0.24%	24,044	59	0.25%
Certificates of deposit	137,229	5,520	4.02%	119,382	4,379	3.67%
Total interest-bearing deposits	241,680	5,641	2.33%	231,840	4,513	1.95%
FHLB advances	10,350	473	4.57%	9,091	453	4.98%
Total interest-bearing liabilities	252,030	6,114	2.43%	240,931	4,966	2.06%
Noninterest-bearing liabilities
Non-interest-bearing demand deposits	28,829			29,380
Other non-interest-bearing liabilities	5,827			5,765
Total liabilities	286,686			276,076
Stockholders' equity	75,849			75,799
Total liabilities and stockholders' equity	$362,535			$351,875
Net interest income - FTE		$7,056			$6,801
Net interest rate spread(2)			1.39%			1.45%
Net interest-earning assets(3)	$93,315			$94,106
Net interest margin - FTE(4)			2.04%			2.03%
Average interest-bearing assets to interest-bearing liabilities			137.03%			139.06%

(1)
Includes tax equivalent adjustments for municipal securities, based on a statutory rate of 21%, of $77,000 and $96,000 for the years ended June 30, 2025 and 2024, respectively.
(2)
Net interest rate spread represents the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

A reconciliation of income presented on a generally accepted accounting principles basis as compared to a fully-tax equivalent basis is below:

	For the Year Ended
	June 30,	June 30,
	2025	2024
Securities interest income (no tax adjustment)	$4,610	$4,099
Tax-equivalent adjustment	77	96
Securities (tax-equivalent basis)	$4,687	$4,195
Net interest income (no tax adjustment)	6,979	6,705
Tax-equivalent adjustment	77	96
Net interest income (tax-equivalent adjustment)	$7,056	$6,801

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

	For the Year Ended
	June 30, 2025 vs. 2024
(In thousands)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$(112)	$399	$287
Securities	(31)	523	492
Other	723	(99)	624
Total interest-earning assets	580	823	1,403
Interest-bearing liabilities:
Interest-bearing demand deposits	-	-	-
Savings deposits	(6)	-	(6)
Money market deposits	(6)	(1)	(7)
Certificates of deposit	655	486	1,141
Total deposits	643	485	1,128
FHLB advances	63	(43)	20
Total interest-bearing liabilities	706	442	1,148
Change in net interest income	$(126)	$381	$255

Includes tax equivalent adjustments for municipal securities, based on a statutory rate of 21%, of $77,000 and $96,000 for the years ended June 30, 2025 and 2024, respectively.

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model, the results of which are provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning June 30, 2025 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income.

Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast (In thousands)	Year 1 Change from Level
+400	$5,762	(27.3%)
+300	6,290	(20.7%)
+200	6,817	(14.0%)
+100	7,370	(7.1%)
Level	7,931	-
-100	8,168	3.0%
-200	8,293	4.6%
-300	8,414	6.1%
-400	8,441	6.4%
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

The table below sets forth, as of June 30, 2025, the calculation of the estimated changes in the Company's EVE that would result from the designated immediate changes in the United States Treasury yield curve.

As of June 30, 2025
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets(3)
Change in Interest Rates (basis points)(1)	Estimated EVE(2) (In thousands)	Amount (In thousands)	Percent	EVE Ratio(4)	Decrease (basis points)
+400	$33,814	$(22,872)	(40.3%)	11.3%	(530)
+300	39,238	(17,448)	(30.8%)	12.7%	(390)
+200	44,932	(11,754)	(20.7%)	14.0%	(260)
+100	50,871	(5,815)	(10.3%)	15.4%	(120)
Level	56,686	-	-	16.6%	-
-100	61,269	4,583	8.1%	17.4%	80
-200	64,542	7,856	13.9%	17.9%	130
-300	67,139	10,453	18.4%	18.1%	150
-400	66,280	9,594	16.9%	17.6%	100

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2025, in the event of an instantaneous 200 basis point increase in interest rates, we would experience a 20.7% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 13.9% increase in EVE.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Boston. At June 30, 2025, we had $10.4 million outstanding in advances from the Federal Home Loan Bank of Boston. At June 30, 2025, we had the ability to borrow an additional $53.0 million in Federal Home Loan Bank of Boston advances. Additionally, we had a $2.4 million line of credit with the Federal Home Loan Bank of Boston, none of which was drawn at June 30, 2025.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $465,000 and $404,000 for the years ended June 30, 2025 and 2024, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans and proceeds from maturing securities and pay downs on securities, was $5.7 million for the year ended June 30, 2025, primarily due to a net increase in loans of $6.7 million and the purchase of $15.7 million of securities, partially offset by maturities, prepayments and calls of securities of $16.8 million. Net cash flows provided by investing activities for the year ended June 30, 2024 was $5.7 million, primarily related to a decrease in net loans of $5.6 million and maturities, prepayments and calls of securities held to maturity of $17.1 million, offset by purchases of securities held to maturity of $16.7 million. Net cash provided by financing activities was $2.9 million for the year ended June 30, 2025, primarily due to a net increase in deposits of $3.3 million.

We are committed to maintaining a strong liquidity position and monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits as supplemented by the use of Federal Home Loan Bank of Boston advances as needed.

Capital Resources. At June 30, 2025 and 2024 the Bank exceeded all of its regulatory capital requirements. See Note 9 to the consolidated financial statements of this annual report.

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

At June 30, 2025, we had $585,000 of commitments to originate loans and $5.6 million of unadvanced funds under home equity lines of credit. See Note 10 to the audited consolidated financial statements for further information.

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

55

Item 8. Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CFSB Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CFSB Bancorp, Inc. and subsidiaries (the Company) as of June 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended and the related notes (collectively, “the financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

By:/s/ Wolf & Company, P.C.

Boston, Massachusetts

September 18, 2025

CFSB Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30,	June 30,
	2025	2024
Assets:
Cash and due from banks	$1,691	$1,339
Short-term investments	22,974	25,620
Total cash and cash equivalents	24,665	26,959
Securities available for sale, at fair value	91	113
Securities held to maturity, net of allowance for credit losses of $204 and $149, fair value of $136,435 and $133,420 at June 30, 2025 and June 30, 2024, respectively	145,752	146,994
Federal Home Loan Bank stock, at cost	704	704
Loans, net of allowance for credit losses of $1,547 at June 30, 2025 and $1,553 at June 30, 2024	177,214	170,438
Premises and equipment, net	3,027	3,246
Accrued interest receivable	1,451	1,398
Bank-owned life insurance	10,956	10,670
Deferred tax asset	1,291	1,245
Operating lease right of use asset	764	860
Other assets	690	812
Total assets	$366,605	$363,439

Liabilities and Stockholders' Equity:
Deposits
Non-interest bearing	$33,274	$34,124
Interest-bearing	240,901	236,717
Total deposits	274,175	270,841
Federal Home Loan Bank of Boston advances	10,350	10,350
Mortgagors' escrow accounts	1,634	1,525
Operating lease liability	789	877
Accrued expenses and other liabilities	3,926	3,796
Total liabilities	290,874	287,389
Stockholders' Equity
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none outstanding	$-	$-
Common Stock, $.01 par value, 90,000,000 shares authorized, 6,548,575 issued and outstanding as of June 30, 2025 and 6,621,152 issued and outstanding as of June 30, 2024	65	65
Additional paid-in capital	28,476	28,139
Treasury stock at cost, 84,067 and 11,490 shares at June 30, 2025 and 2024, respectively	(573)	(78)
Retained earnings	49,961	50,226
Accumulated other comprehensive income (loss)	1	(1)
Unearned compensation - ESOP, 219,856 and 230,084 shares unallocated at June 30, 2025 and June 30, 2024, respectively	(2,199)	(2,301)
Total stockholders' equity	75,731	76,050
Total liabilities and stockholders' equity	$366,605	$363,439

The accompanying notes are an integral part of these consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the Year Ended
	June 30,	June 30,
	2025	2024
Interest and dividend income:
Interest and fees on loans	$7,307	$7,020
Interest and dividends on debt securities:
Taxable	4,322	3,736
Tax-exempt	288	363
Interest on short-term investments	1,176	552
Total interest and dividend income	13,093	11,671

Interest expense:
Deposits	5,641	4,513
Borrowings	473	453
Total interest expense	6,114	4,966

Net interest income	6,979	6,705
Provision for (reversal of) credit losses:
Securities held to maturity	55	(127)
Off-balance sheet credit exposures-loans	(3)	8
Loans	(6)	(203)
Total provision for (reversal of) credit losses:	46	(322)
Net interest income after provision for (reversal of) credit losses	6,933	7,027

Non-interest income:
Customer service fees	149	155
Income on bank-owned life insurance	286	268
Other income	244	242
Total non-interest income	679	665

Non-interest expenses:
Salaries and employee benefits	4,361	4,558
Occupancy and equipment	974	975
Advertising	141	140
Data processing	402	369
Deposit insurance	138	133
Other general and administrative	1,889	1,523
Total non-interest expenses	7,905	7,698
Loss before income taxes	(293)	(6)
Benefit for income taxes	(28)	(39)
Net (loss) income	$(265)	$33

Net (loss) income per share:
Basic	$(0.04)	$0.01
Diluted	$(0.04)	$0.01

Weighted average shares outstanding:
Basic	6,267,146	6,291,529
Diluted	6,267,146	6,291,529

The accompanying notes are an integral part of these consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Year Ended
	June 30,
	2025	2024
Net (loss) income	$(265)	$33
Other comprehensive loss:
Change in unrealized holding losses	2	4
Net change in unrealized losses	2	4
Tax effect	-	(2)
Net-of-tax amount	2	2
Comprehensive (loss) income	$(263)	$35

The accompanying notes are an integral part of these consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except share data)

						Accumulated
			Additional			Other	Unearned
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Compensation
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	ESOP	Total
Balance at June 30, 2024	6,621,152	$65	$28,139	$(78)	$50,226	$(1)	$(2,301)	$76,050
Net loss	-	-	-	-	(265)	-	-	(265)
Other comprehensive income	-	-	-	-	-	2	-	2
Stock-based compensation	-	-	358	-	-	-	-	358
Treasury stock purchased	(72,577)	-	-	(495)	-	-	-	(495)
ESOP shares committed to be released	-	-	(21)	-	-	-	102	81
Balance at June 30, 2025	6,548,575	$65	$28,476	$(573)	$49,961	$1	$(2,199)	$75,731

Balance at June 30, 2023	6,632,642	$65	$27,814	$-	$50,416	$(3)	$(2,403)	$75,889
Cumulative effect accounting adjustment(1)	-	-	-	-	(223)	-	-	(223)
Net income	-	-	-	-	33	-	-	33
Other comprehensive income	-	-	-	-	-	2	-	2
Stock-based compensation	-	-	358	-	-	-	-	358
Treasury stock purchased	(11,490)	-	-	(78)	-	-	-	(78)
ESOP shares committed to be released	-	-	(33)	-	-	-	102	69
Balance at June 30, 2024	6,621,152	$65	$28,139	$(78)	$50,226	$(1)	$(2,301)	$76,050

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

CFSB Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(265)	$33
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses	46	(322)
Amortization of securities, net	170	327
Net change in deferred loan costs and fees	(26)	36
Increase in cash surrender value of bank-owned life insurance	(286)	(268)
Deferred income tax expense	(46)	(80)
Depreciation and amortization, net	223	238
ESOP expense	81	69
Stock-based compensation	358	358
Net increase in accrued interest receivable	(53)	(35)
Other, net	263	48
Net cash provided by operating activities	465	404
Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	24	37
Activity in securities held to maturity:
Maturities, prepayments and calls	16,760	17,132
Purchases	(15,743)	(16,700)
Purchases of Federal Home Loan Bank of Boston stock	-	(323)
Loan originations and payments, net	(6,744)	5,628
Additions to premises and equipment	(4)	(71)
Net cash (used in) provided by investing activities	(5,707)	5,703
Cash flows from financing activities:
Net increase in deposits	3,334	7,465
Treasury stock purchased	(495)	(78)
Net change in short-term borrowings	-	(3,675)
Net change in long-term borrowings	-	10,350
Net change in mortgagors' escrow accounts	109	(71)
Net cash provided by financing activities	2,948	13,991
Net change in cash and cash equivalents	(2,294)	20,098
Cash and cash equivalents at beginning of period	26,959	6,861
Cash and cash equivalents at end of period	$24,665	$26,959
Supplemental information:
Interest paid on deposits and short-term borrowings	$6,145	$4,898
Income taxes paid	$43	$85
Adoption of ASU 2016-13	$-	$223

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

Business

The Bank provides a variety of financial services to individuals and small businesses through its offices in Quincy, Holbrook, and Weymouth. Its primary deposit products are savings, checking and term certificate accounts, and its primary lending products are one- to four-family residential mortgage, multi-family, and commercial real estate loans.

Proposed Merger

On May 20, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hometown Financial Group, MHC (“Hometown MHC”), Hometown Financial, Hometown Financial Acquisition Corp. II (“Merger Sub”). Pursuant to the Merger Agreement, 15 Beach will merge with and into Hometown MHC (the “MHC Merger”) with Hometown MHC as the surviving entity. Immediately following the MHC Merger, the Company will merge with Merger Sub (the “Merger”) with the Company as the surviving entity. Immediately following the Merger, the Company will merge with and into Hometown (the “Second-Step Merger”) with Hometown Financial as the surviving corporation. Immediately following the Second-Step Merger, the Bank will merge with and into North Shore Bank, a wholly owned subsidiary of Hometown Financial, with North Shore Bank as the surviving entity.

Pursuant to the terms of the Merger Agreement, the Company shareholders will receive $14.25 in cash for each share of the Company’s common stock.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of calculating basic EPS, weighted average common shares outstanding excludes unallocated ESOP shares and non-vested restricted shares. Diluted EPS is computed using the same method as basic EPS but also reflects the potential dilution that could occur if stock options shares were exercised and converted into common stock. The potentially diluted shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. For the years ended June 30, 2025, and June 30, 2024, there were no anti-dilutive shares. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculation for the years ended June 30, 2025 and 2024.

	For the Year Ended
(Dollars In thousands, except per share amounts)	June 30, 2025	June 30, 2024
Net (loss) income	$(265)	$33

Weighted average number of common shares outstanding	6,574,761	6,631,443
Less: Average unallocated ESOP shares	(225,388)	(235,611)
Less: Average non-vested restricted shares	(82,226)	(104,303)
Weighted average number of common shares outstanding used to calculate basic earnings per common share	6,267,146	6,291,529
Dilutive effect of share-based compensation	-	-
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	6,267,146	6,291,529

Earnings (loss) per common share
Basic	$(0.04)	$0.01
Diluted	$(0.04)	$0.01

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term is the determination of the allowance for credit losses.

Reclassification

Certain amounts in the 2024 consolidated financial statements have been reclassified to conform to the 2025 presentation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, and interest-bearing deposits consisting primarily of balances at the Federal Reserve Bank of Boston and deposits sold that mature overnight. The Company may from time to time have deposits in financial institutions which exceed federally insured limits. At June 30, 2025 and 2024, the Company had a concentration of cash on deposit at the Federal Reserve Bank of Boston amounting to $18,469,000 and $22,682,000, respectively.

Fair value hierarchy

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” ("HTM") and recorded at amortized cost. Securities not classified as held to maturity are classified as “available for sale” ("AFS") and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax effects.

Purchase premiums and discounts are recognized in interest income using the level yield method over the terms of the securities except for purchase premiums on callable securities which are amortized to the earliest call date. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

As of June 30, 2025, HTM securities are carried at amortized cost and AFS securities are carried at fair value. On July 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the Current Expected Credit Losses ("CECL") methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and HTM debt securities. The Company measures expected credit losses on HTM debt securities on a collective basis by security type and risk rating where available. Any expected credit losses on HTM securities would be presented as an allowance for credit loss.

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

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB of Boston may declare dividends on the stock. The Company reviews its investment in FHLB stock for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of June 30, 2025 and 2024, no impairment has been recognized.

Loans

The Company’s loan portfolio includes residential real estate, commercial real estate, construction, and consumer loan segments. Residential real estate loans include classes for one- to four-family, multi-family, second mortgages and home equity lines of credit.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual status if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual status is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are less than 90 days past due and future payments are reasonably assured, generally after six months.

Allowance for credit losses

The allowance for credit losses (“ACL”) is an estimate of expected losses inherent within the Company's existing loan portfolio. The ACL, as reported on our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans was $581,000 at June 30, 2025, and $520,000 at June 30, 2024 and was excluded from the ACL.

The loan loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments, which are disaggregated by call report code. For each of these pools, the Company collects historical loss data, dating back to March 2008, from a selection of peer banks and applies the annual historical loss rate over the estimated remaining average life of the loan portfolio segment. The use of peer banks' historical loss rates is due to the lack of loss history experienced by the Bank. The average remaining life of a loan portfolio segment is adjusted for estimated prepayment and curtailment expectations. The modeling for estimated prepayment speeds and curtailment rates is based on a combination of internal and market estimates. The quantitative component of the ACL on loans is model-based and utilizes a forward-looking macroeconomic forecast. The Company uses a Weighted Average Remaining Maturity (“WARM”) method, incorporating historical loss data based on statistically derived economic variable loss drivers, to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, and considers historical experience, current conditions, and future expectations for segments of loans over a reasonable and supportable forecast period. The historical information is collected from a selection of peer banks and is derived from a combination of recessionary and non-recessional performance periods for which data is available.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

WARM method

In estimating the component of the ACL for loans that share similar credit characteristics with other loans, such loans are segregated into loan segments. Loans are designated into loan segments based on call report code, for ease of use of historical peer bank data. In determining the ACL, we derive an estimated credit loss assumption from a model that categorizes loans to their call report codes. The model calculates an expected loss percentage for each loan call report code segment by considering the related historical annual net charge-off rate for that segment, based on historical averages from a select group of peer banks dating back to March 2008, and the average remaining life of the loan segment, based on estimated prepayment and curtailment rates. The use of peer banks' historical loss rates is due to the lack of loss history experienced by the Bank. The historical loss rates over the remaining life of the loan segment are adjusted for differences between the historical net charge-off rates and the expected conditions over the remaining lives of the loans related to: (1) national, regional and local economic and business conditions and developments that effect the collectability of the portfolio; (2) changes in the volume and severity of past due loans and adversely classified or graded loans, the amount of non-accrual loans and trends in charge-offs and recoveries; (3) changes in the size and composition of the portfolio and the terms of loans; (4) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not considered elsewhere in estimating credit losses; (5) changes in the experience, ability and depth of lending management and other relevant staff; (6) changes in the quality of the institution's review system; (7) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution's existing portfolio; and (8) the existence of any concentrations of credit, and changes in the level of such concentrations. The Company uses regression analysis of historical peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime net charge-off rates. This analysis also determines how net charge-off rates will react to forecasted levels of the economic variables.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than on the operation) of the collateral.

Allowance for credit losses on off-balance sheet credit exposures, including unfunded loan commitments

The Company maintains a separate allowance for credit losses for off-balance sheet credit exposures, including unfunded loan commitments, which is included in accrued expenses and other liabilities on the balance sheet. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancelable by the Company and applying the loss factors used in the ACL methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan type. No estimate for credit losses is reported for off-balance sheet exposures that are unconditionally cancelable by the Company, such as undrawn amounts under such arrangements that may be drawn prior to the cancellation of the agreement. The allowance for credit losses on off-balance sheet credit exposures is adjusted as credit loss expense. Categories of off-balance sheet credit exposures correspond to the loan portfolio segment described above. Management evaluates the need for a reserve on unfunded loan commitments in a manner consistent with loans. The reserve for unfunded loan commitments is recorded in accrued expense and other liabilities.

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

Deferred Compensation Plan

The Company has entered into individual Deferred Compensation Agreements with specified executives. The Company recognizes the cost of providing these benefits over the time period the individuals render service through the retirement date.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The Company’s base amount of its federal income tax reserve for credit losses is a permanent difference for which there is no recognition of a deferred tax liability. However, the credit loss allowance maintained for financial reporting purposes is a temporary difference with allowable recognition of a related deferred tax asset, if it is deemed realizable.

The Company does not have any uncertain tax positions at June 30, 2025 or 2024 which require disclosure. The Company accounts for interest and penalties as part of its provision for federal and state taxes. No interest and penalties were recorded for the years ended June 30, 2025 or 2024.

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

The components of accumulated other comprehensive income (loss), included in stockholders' equity, are as follows:

	For the Year Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024
Net unrealized gains (losses) on available for sale securities	$1	$(1)
Tax effect	-	-
Other comprehensive income (loss)	$1	$(1)

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

Stock-Based Compensation

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

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

Recent accounting pronouncements

As an emerging growth company as defined in the Jumpstart Our Business Startups Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to non-public companies. As of June 30, 2025, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

On July 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires the recognition of the allowance for credit losses be estimated using the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, Accounting Standards Codification (ASC) 326 made changes to the accounting for available-for-sale debt securities, including the requirement that credit losses be presented as an allowance rather than as a write-down on available-for-sale debt securities that are determined to have impairment related to credit losses. For further discussion related to the implementation of CECL please refer to Notes 3 and 4 of the consolidated financial statements.

Segment Reporting

The Company has one reportable segment, "Banking Services." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit.

The Company adopted ASU 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures," on July 1, 2024 which provides updated guidance for segment reporting. The Company has determined that all of its banking services meet the aggregation criteria of ASC 280, Segment Reporting, as its current operating model is structured whereby the Bank serves a similar base of customers who utilize a company-wide offering of similar products and services managed through similar processes that are collectively reviewed by the Company's Chief Executive Officer, who has been identified as the chief operating decision maker ("CODM").

The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to allocate resources based upon net income or loss calculated on the same basis as net income or loss is reported in the Company's consolidated statements of net loss and other comprehensive (loss) income. The CODM is also regularly provided with the expense information at a level consistent with that disclosed in the Company's consolidated statements of net loss and other comprehensive (loss) income.

For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the audited consolidated financial statements contained elsewhere within this Form 10-K.

Recent Accounting Pronouncements Yet to Be Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, effective January 1, 2025, with early adoption permitted, updating accounting guidance. The updated guidance requires additional disclosure and disaggregated information in the income tax rate reconciliation using both percentages and reporting currency amounts, with additional qualitative explanations of individually significant reconciling items. The updated guidance also requires disclosure of the amount of income taxes paid (net of refunds

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

received) disaggregated by jurisdictional categories (federal (national), state and foreign). The adoption of the ASU is not expected to have a material impact on the Company's consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures – Disaggregation of Income Statement Expenses (Subtopic 220-40). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular form, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This ASU is effective for the Company, on a prospective basis, for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027 and is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures – Disaggregation of Income Statement Expenses (Subtopic 220-40). ASU 2025-01 amends the effective date of Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

2. Restrictions on cash and amounts due from banks

Effective March 26, 2020, the Board of Governors of the Federal Reserve reduced reserve requirement ratios to zero percent and therefore no reserve balance was required at June 30, 2025 or 2024.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

3. Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2025
(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities-residential	$90	$-	$90	$1	$-	$91
Total securities available for sale	$90	$-	$90	$1	$-	$91

Securities held to maturity:
Government-sponsored enterprises:
Mortgage-backed securities-residential	$50,224	$-	$50,224	$179	$(1,512)	$48,891
Mortgage-backed securities-commercial	4,872	-	4,872	6	(9)	4,869
Collateralized mortgage obligations	4,167	-	4,167	-	(5)	4,162
Municipal bonds	37,950	1	37,949	1	(5,435)	32,515
Corporate bonds	48,743	203	48,540	29	(2,571)	45,998
Total securities held to maturity	$145,956	$204	$145,752	$215	$(9,532)	$136,435

	June 30, 2024
(In thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities-residential	$114	$-	$114	$-	$(1)	$113
Total securities available for sale	$114	$-	$114	$-	$(1)	$113

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$998	$-	$998	$-	$(19)	$979
Mortgage-backed securities-residential	46,556	-	46,556	13	(2,763)	43,806
Mortgage-backed securities-commercial	4,462	-	4,462	11	(3)	4,470
Collateralized mortgage obligations	2,975	-	2,975	9	-	2,984
Municipal bonds	41,171	2	41,169	-	(6,347)	34,822
Corporate bonds	50,981	147	50,834	3	(4,478)	46,359
Total securities held to maturity	$147,143	$149	$146,994	$36	$(13,610)	$133,420

Securities with an amortized cost of $32,173,000 and a fair value of $28,777,000 at June 30, 2025 were pledged to secure a credit line with the Federal Reserve Bank. See Note 7 of these consolidated financial statements.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of debt securities, by contractual maturity, at June 30, 2025 is shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2025
	Due in One Year or Less		Due After One Year to Five Years		Due after Five Years to Ten Years		Due After 10 Years		Total
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities-residential	$-	$-	$11	$11	$70	$71	$9	$9	$90	$91
Total securities available for sale	$-	$-	$11	$11	$70	$71	$9	$9	$90	$91

Securities held to maturity:
Government-sponsored enterprises:
Mortgage-backed securities-residential	$19	$19	$3,059	$2,996	$12,497	$11,929	$34,649	$33,947	$50,224	$48,891
Mortgage-backed securities-commercial	-	-	3,414	3,408	1,458	1,461	-	-	4,872	4,869
Collateralized mortgage obligations	-	-	974	974	3,193	3,188	-	-	4,167	4,162
Municipal bonds	404	405	8,169	8,123	14,630	12,587	14,747	11,400	37,950	32,515
Corporate bonds	2,500	2,474	39,512	37,650	5,052	4,564	1,679	1,310	48,743	45,998
Total securities held to maturity	$2,923	$2,898	$55,128	$53,151	$36,830	$33,729	$51,075	$46,657	$145,956	$136,435

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Allowance for Credit Losses - Securities Available for Sale

The Company measures expected credit losses on securities available for sale based upon the gain or loss position of the security. For securities available for sale in an unrealized loss position which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost, the Company evaluates qualitative criteria to determine any expected loss. This includes among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. Securities available for sale which are guaranteed by government agencies do not currently have an allowance for credit loss, as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), or Government National Mortgage Association (“GNMA”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate its position no less than annually. However, certain items may cause the Company to change this methodology, which include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Accrued interest receivable on securities available for sale guaranteed by government agencies totaled $400 at June 30, 2025 and $500 at June 30, 2024 and was excluded from the estimate of credit losses. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings, limited by the amount of the fair value of the security less its amortized cost. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any credit impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. There were no securities available for sale not guaranteed by government agencies at June 30, 2025.

Allowance for Credit Losses - Securities Held to Maturity

The Company measures expected credit losses on securities held to maturity on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default basis taking into consideration the expected life of each security. Held-to-maturity securities which are issued by the United States Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise FHLMC, FNMA, or GNMA. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate its position no less than annually. However, certain items may cause the Company to change this methodology which include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses on held-to-maturity securities would be presented as an allowance for credit loss. Accrued interest receivable on held-to-maturity securities totaled $869,000 at June 30, 2025 and $863,000 at June 30, 2024 and was excluded from the estimate of credit losses.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following tables summarize the activity in the allowance for credit losses for securities held to maturity by security type for the dates indicated:

(In thousands)	Municipal Bonds	Corporate Bonds	Total
Balance at June 30, 2024	$2	$147	$149
Provision for credit losses	(1)	56	55
Balance at June 30, 2025	$1	$203	$204

(In thousands)	Municipal Bonds	Corporate Bonds	Total
Balance at June 30, 2023	$-	$-	$-
Adoption of ASU 2016-13	2	274	276
Adjusted beginning balance	2	274	276
Reversal of credit losses	-	(127)	(127)
Balance at June 30, 2024	$2	$147	$149

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Information pertaining to securities with gross unrealized losses at June 30, 2025 and 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2025
	Less Than Twelve Months				Over Twelve Months
(In thousands)	Number of Securities	Gross Unrealized Losses	Fair Value	Depreciation from Amortized Cost Basis (%)	Number of Securities	Gross Unrealized Losses	Fair Value	Depreciation from Amortized Cost Basis (%)
Securities available for sale:
Mortgage-backed securities-residential	-	$-	$-	-%	-	$-	$-	-%
Total temporarily impaired securities available for sale	-	$-	$-	-%	-	$-	$-	-%

Securities held to maturity:
Government-sponsored enterprises:
Mortgage-backed securities-residential	8	$33	$6,439	0.5%	104	$1,479	$25,839	5.4%
Mortgage-backed securities-commercial	2	4	1,595	0.3%	1	5	826	0.6%
Collateralized mortgage obligations	3	5	3,189	0.2%	-	-	-	-%
Municipal bonds	6	15	4,293	0.3%	33	5,420	25,489	17.5%
Corporate bonds	-	-	-	-%	36	2,571	43,647	5.6%
Total temporarily impaired securities held to maturity	19	$57	$15,516	0.4%	174	$9,475	$95,801	9.0%

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

	June 30, 2024
	Less Than Twelve Months				Over Twelve Months
(In thousands)	Number of Securities	Gross Unrealized Losses	Fair Value	Depreciation from Amortized Cost Basis (%)	Number of Securities	Gross Unrealized Losses	Fair Value	Depreciation from Amortized Cost Basis (%)
Securities available for sale:
Mortgage-backed securities-residential	-	$-	$-	-%	31	$1	$74	1.3%
Total temporarily impaired securities available for sale	-	$-	$-	-%	31	$1	$74	1.3%

Securities held to maturity:
Government-sponsored enterprises:
Mortgage-backed securities-residential	5	$25	$3,575	0.7%	122	$2,738	$34,679	7.3%
Mortgage-backed securities-commercial	2	3	1,885	0.1%	-	-	-	-
Debt obligations	-	-	-	-	1	19	979	1.9%
Municipal bonds	8	56	3,724	1.5%	41	6,291	30,085	17.3%
Corporate bonds	1	5	1,529	0.3%	38	4,473	43,975	9.2%
Total temporarily impaired securities held to maturity	16	$89	$10,713	0.8%	202	$13,521	$109,718	11.0%

At June 30, 2025, 193 debt securities have unrealized losses with aggregate depreciation of 7.9% from the Company's amortized cost basis. These unrealized losses are the result of changes in the interest rate environment and there have been no downgrades in the investment quality of these securities or the issuers. The contractual terms of these securities do not permit the entities to settle the security at a price less than par value. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, it does not consider these securities to be credit impaired at June 30, 2025.

There were no sales of securities available for sale during the years ended June 30, 2025 or 2024.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Credit Quality Indicators

The Company monitors the credit quality of securities through the use of credit ratings on a quarterly basis. Based on credit ratings, all securities were investment grade at June 30, 2025 and 2024. The following tables provide the amortized cost of securities available for sale and securities held to maturity at the dates indicated:

	June 30, 2025
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa1	Baa2	Total
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities-residential	$90	$-	$-	$-	$-	$-	$-	$-	$-	$90
Total securities available for sale	$90	$-	$-	$-	$-	$-	$-	$-	$-	$90

Securities held to maturity:
Government-sponsored enterprises:
Mortgage-backed securities-residential	$50,224	$-	$-	$-	$-	$-	$-	$-	$-	$50,224
Mortgage-backed securities-commercial	4,872	-	-	-	-	-	-	-	-	4,872
Collateralized mortgage obligations	4,167	-	-	-	-	-	-	-	-	4,167
Municipal bonds	9,169	12,951	11,145	1,954	1,310	1,421	-	-	-	37,950
Corporate bonds	1,679	-	4,707	7,551	12,233	10,198	7,996	3,866	513	48,743
Total securities held to maturity	$70,111	$12,951	$15,852	$9,505	$13,543	$11,619	$7,996	$3,866	$513	$145,956

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

	June 30, 2024
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Total
Securities available for sale:
Government-sponsored enterprises:
Mortgage-backed securities-residential	$114	$-	$-	$-	$-	$-	$-	$-	$114
Total securities available for sale	$114	$-	$-	$-	$-	$-	$-	$-	$114

Securities held to maturity:
Government-sponsored enterprises:
Debt obligations	$998	$-	$-	$-	$-	$-	$-	$-	$998
Mortgage-backed securities-residential	46,556	-	-	-	-	-	-	-	46,556
Mortgage-backed securities-commercial	4,462	-	-	-	-	-	-	-	4,462
Collateralized mortgage obligations	2,975	-	-	-	-	-	-	-	2,975
Municipal bonds	8,741	13,882	13,173	2,643	1,020	1,712	-	-	41,171
Corporate bonds	2,192	-	4,767	2,062	16,475	14,281	10,690	514	50,981
Total securities held to maturity	$65,924	$13,882	$17,940	$4,705	$17,495	$15,993	$10,690	$514	$147,143

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

4. Loans

A summary of the balances of loans follows:

(In thousands)	June 30, 2025	June 30, 2024
Mortgage loans on real estate:
Residential:
1-4 family	$142,252	$138,005
Multifamily	16,366	12,066
Second mortgages and home equity lines of credit	4,195	3,372
Commercial	14,296	16,833
Total mortgage loans on real estate	177,109	170,276
Consumer loans:
Consumer	81	65
Home improvement	1,933	2,037
Total other loans	2,014	2,102
Total loans	179,123	172,378
Allowance for credit losses(1)	(1,547)	(1,553)
Net deferred loan fees	(362)	(387)
Loans, net	$177,214	$170,438

(1) The Company adopted ASU 2016-13 on July 1, 2023 with a modified retrospective approach. Accordingly, at June 30, 2025 and 2024, the allowance for credit losses was determined in accordance with ASC 326, “Financial Instruments - Credit Losses.”

Residential loans are subject to a blanket lien securing FHLB advances. See Note 7 of these consolidated financial statements.

Included in total loans are loans due from directors and other related parties of $1.9 million and $2.0 million at June 30, 2025 and 2024, respectively. All loans made to directors have substantially the same terms and interest rates as other Bank borrowers at their origination date. The Board of Directors confirms that collateral requirements, terms, and rates are comparable to other borrowers and are in compliance with underwriting policies prior to approving loans to individual directors. The following presents the activity in amount due from directors and other related parties for the years ended June 30, 2025 and 2024:

(In thousands)	June 30, 2025	June 30, 2024
Outstanding related party loans at July 1,	$1,978	$2,078
New loans	-	-
Draws	-	-
Transfers	-	-
Repayments	(102)	(100)
Outstanding related party loans at June 30,	$1,876	$1,978

Effect of New Financial Accounting Standards

On July 1, 2023, the Company adopted ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments", as amended, which requires that the recognition of the allowance for credit losses be estimated using the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and securities held to maturity. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326, Financial Instruments - Credit Losses, made changes to the accounting for securities available for sale. One such change is to require credit

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

losses be presented as an allowance rather than as a write-down on securities available for sale that are determined to have impairment related to credit losses.

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

The following table illustrates the impact of ASC 326:

	Pre-ASC Adoption	As Reported Under ASC 326	Impact of ASC 326
(In thousands)	June 30, 2023	July 1, 2023	Adoption
Assets
Allowance for credit losses on securities held to maturity	$-	$(276)	$(276)
Allowance for credit losses on loans	(1,747)	(1,759)	(12)
Deferred tax asset on allowance for credit losses	466	378	(88)

Liabilities
Allowance for credit losses on off-balance sheet exposures	$-	$23	$23

Stockholders' Equity
Retained earnings	$50,416	$50,193	$(223)

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Activity in the allowance for credit losses and allocation of the allowance to loan segments follows:

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Construction	Commercial Real Estate	Consumer	Home Improvement	Unallocated	Total
Allowance for credit losses for loans
Balance at June 30, 2024	$1,043	$191	$18	$-	$240	$1	$60	$-	$1,553
Provision (benefit) for credit losses	(15)	17	34	-	(39)	-	(3)	-	(6)
Balance at June 30, 2025	$1,028	$208	$52	$-	$201	$1	$57	$-	$1,547

Allowance for credit losses for off-balance sheet exposures
Balance at June 30, 2024	$5	$26	$-	$-	$-	$-	$-	$-	$31
Provision (benefit) for credit losses	(1)	(2)	-	-	-	-	-	-	(3)
Balance at June 30, 2025	$4	$24	$-	$-	$-	$-	$-	$-	$28

Allowance for credit losses for loans
Balance at June 30, 2023	$974	$190	$29	$-	$346	$-	$64	$144	$1,747
Adoption of ASU 2016-13(1)	139	2	23	-	(19)	2	9	(144)	12
Adjusted beginning balance	$1,113	$192	$52	$-	$327	$2	$73	$-	$1,759
Provision (benefit) for credit losses	(70)	(1)	(34)	-	(87)	2	(13)	-	(203)
Loans charged-off	-	-	-	-	-	(3)	-	-	(3)
Balance at June 30, 2024	$1,043	$191	$18	$-	$240	$1	$60	$-	$1,553

Allowance for credit losses for off-balance sheet exposures
Balance at June 30, 2023	$-	$-	$-	$-	$-	$-	$-	$-	$-
Adoption of ASU 2016-13	5	7	-	-	7	4	-	-	23
Adjusted beginning balance	$5	$7	$-	$-	$7	$4	$-	$-	$23
Provision (benefit) for credit losses	-	19	-	-	(7)	(4)	-	-	8
Balance at June 30, 2024	$5	$26	$-	$-	$-	$-	$-	$-	$31

(1) Represents the net adjustment needed to reflect the cumulative day one impact pursuant to the Company's adoption of ASU 2016-13 (i.e., the cumulative effect adjustment related to the adoption of ASU 2016-13 as of July 1, 2023).

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The allocation of the allowance for credit losses on loans to each category is presented as of June 30, 2025.

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Commercial Real Estate	Consumer	Home Improvement	Total
June 30, 2025
Allowance for credit losses on loans
Individually evaluated for credit losses	$10	$-	$-	$-	$-	$-	$10
Collectively evaluated for credit losses	1,018	208	52	201	1	57	1,537
Total	$1,028	$208	$52	$201	$1	$57	$1,547

Loans
Individually evaluated for credit losses	$1,352	$-	$-	$-	$-	$-	$1,352
Collectively evaluated for credit losses	140,900	16,366	4,195	14,296	81	1,933	177,771
Total	$142,252	$16,366	$4,195	$14,296	$81	$1,933	$179,123

(In thousands)	Residential 1-4 Family	Multifamily	Second Mortgages and Home Equity Lines of Credit	Commercial Real Estate	Consumer	Home Improvement	Total
June 30, 2024
Allowance for Credit Losses
Individually evaluated for credit losses	$10	$-	$-	$-	$-	$-	$10
Collectively evaluated for credit losses	1,033	191	18	240	1	60	1,543
Total	$1,043	$191	$18	$240	$1	$60	$1,553

Loans
Individually evaluated for credit losses	$1,390	$-	$-	$-	$-	$-	$1,390
Collectively evaluated for credit losses	136,615	12,066	3,372	16,833	65	2,037	170,988
Total	$138,005	$12,066	$3,372	$16,833	$65	$2,037	$172,378

At June 30, 2025 and 2024 there were no past due loans or loans on non-accrual status and there were no loans past due ninety days or more and still accruing.

At June 30, 2025 and 2024 we had four loans with one borrower classified as substandard. At June 30, 2025 and 2024 there were no loans classified as doubtful or loss.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Modified Loans

Occasionally, the Company will modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss, proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. Loans are designated as modified when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Company grants the borrower a concession on the terms that would not otherwise be considered. Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit based on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Company's position or significantly extends the note's maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan's origination. When principal forgiveness is provided, the amount forgiven is charged-off against the allowance for credit losses on loans.

During the years ended June 30, 2025 and 2024, there were no modifications of loans to borrowers experiencing financial difficulties ("BEFD"). During the years ended June 30, 2025 and 2024, there were no modifications of loans to BEFD that defaulted in the first twelve months after restructuring. There were no charge-offs on modified or BEFD loans during the years ended June 30, 2025 and 2024, respectively.

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

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table details the amortized cost balances of the Company's loan portfolio at June 30, 2025 presented by risk rating and origination year as of the periods presented:

	Term Loans at Amortized Cost by Fiscal Origination Year						Revolving Loans
(In thousands)	2025	2024	2023	2022	2021	Prior	Amortized Cost	Total
Balance at June 30, 2025
Residential 1-4 family:
Pass	$18,256	$6,820	$10,515	$27,606	$15,776	$61,948	$-	$140,921
Substandard	-	-	-	-	-	1,352	-	1,352
Total residential 1-4 family	18,256	6,820	10,515	27,606	15,776	63,300	-	142,273

Multifamily:
Pass	2,474	688	376	4,075	2,915	5,287	547	16,362
Total multifamily	2,474	688	376	4,075	2,915	5,287	547	16,362

Second mortgages and home equity lines of credit:
Pass	604	1,487	539	51	197	286	1,031	4,195
Total second mortgages and home equity lines of credit	604	1,487	539	51	197	286	1,031	4,195

Commercial:
Pass	-	2,859	8,095	647	155	2,537	-	14,293
Total commercial	-	2,859	8,095	647	155	2,537	-	14,293

Consumer:
Pass	32	22	-	-	-	27	-	81
Total consumer	32	22	-	-	-	27	-	81

Home improvement:
Pass	386	258	305	265	244	99	-	1,557
Total home improvement	386	258	305	265	244	99	-	1,557

Total loans
Pass	21,752	12,134	19,830	32,644	19,287	70,184	1,578	177,409
Substandard	-	-	-	-	-	1,352	-	1,352
Net deferred fees	59	90	82	27	39	65	-	362
Total loans	$21,811	$12,224	$19,912	$32,671	$19,326	$71,601	$1,578	$179,123

At June 30, 2025 there were no loans rated doubtful or loss.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table details the amortized cost balances of the Company's loan portfolio at June 30, 2024 presented by risk rating and origination year as of the periods presented:

	Term Loans at Amortized Cost by Fiscal Origination Year						Revolving Loans
(In thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost	Total
Balance at June 30, 2024
Residential 1-4 family:
Pass	$10,045	$10,709	$28,969	$16,833	$17,533	$52,153	$383	$136,625
Substandard	-	-	-	-	355	1,035	-	1,390
Total residential 1-4 family	10,045	10,709	28,969	16,833	17,888	53,188	383	138,015

Multifamily:
Pass	699	-	3,799	2,259	1,123	3,840	346	12,066
Total multifamily	699	-	3,799	2,259	1,123	3,840	346	12,066

Second mortgages and home equity lines of credit:
Pass	1,085	765	126	212	57	336	791	3,372
Total second mortgages and home equity lines of credit	1,085	765	126	212	57	336	791	3,372

Commercial:
Pass	498	8,654	1,059	910	836	4,805	71	16,833
Total commercial	498	8,654	1,059	910	836	4,805	71	16,833

Consumer:
Pass	32	-	-	-	13	20	-	65
Total consumer	32	-	-	-	13	20	-	65

Home improvement:
Pass	323	382	352	350	149	84	-	1,640
Total home improvement	323	382	352	350	149	84	-	1,640

Total loans
Pass	12,682	20,510	34,305	20,564	19,711	61,238	1,591	170,601
Substandard	-	-	-	-	355	1,035	-	1,390
Net deferred fees	92	104	42	58	23	68	-	387
Total loans	$12,774	$20,614	$34,347	$20,622	$20,089	$62,341	$1,591	$172,378

At June 30, 2024, there were no loans rated doubtful or loss.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

5. Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

(In thousands)	June 30, 2025	June 30, 2024
Land	$1,553	$1,553
Bank buildings	1,066	1,066
Building improvements	944	944
Furniture, fixtures and equipment	1,271	1,267
Leasehold improvements	321	321
	5,155	5,151
Accumulated depreciation and amortization	(2,128)	(1,905)
	$3,027	$3,246

Depreciation and amortization expense for the years ended June 30, 2025 and 2024 amounted to $223,000 and $238,000, respectively.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

6. Deposits

A summary of deposit balances, by type, is as follows:

(In thousands)	June 30, 2025	June 30, 2024
NOW and demand	$61,187	$62,386
Regular and other	53,462	54,192
Money market deposits	19,160	21,956
Total non-certificate accounts	133,809	138,534
Term certificates of $250,000 or more	28,055	26,113
Term certificates less than $250,000	112,311	106,194
Total certificate accounts	140,366	132,307
Total deposits	$274,175	$270,841

A summary of certificate accounts by maturity is as follows:

	June 30, 2025		June 30, 2024
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due within 3 months	$69,689	4.16%	$47,453	4.84%
Over 3 months to 1 year	65,289	3.39	74,112	4.17
Over 1 year to 2 years	3,946	1.55	8,200	2.43
Over 2 years to 3 years	866	0.55	2,231	2.44
Over 3 years to 5 years	576	0.65	311	0.65
	$140,366	3.69%	$132,307	4.27%

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

7. Federal Home Loan Bank Advances and Other Borrowings

Long-term advances with remaining maturities less than one year totaled $10.4 million at June 30, 2025, at a weighted average rate of 4.51%, consist of four fixed-rate advances with various maturity dates during the year ending June 30, 2026. There were no long-term advances having a maturity of greater than one year at June 30, 2025. There were no overnight advances at June 30, 2025.

Long-term advances or advances having a maturity greater than one year totaled $10.4 million at June 30, 2024, at a weighted average rate of 4.51%, consist of four fixed-rate advances with various maturity dates during the year ending June 30, 2026. There were no short-term advances or advances having a maturity of less than one year at June 30, 2024. There were no overnight advances at June 30, 2024.

Selected information for such borrowings is as follows:

	June 30, 2025	June 30, 2024
(Dollars in thousands)
Average daily balance	$10,350	$9,091
Maximum amount outstanding at any month end	10,350	19,100

At June 30, 2025, the Bank had an available line of credit in the amount of $2,354,000 with the FHLB at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of the Company’s total assets. At June 30, 2025 and 2024 there were no funds advanced under the line of credit. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined principally as first mortgage loans on owner-occupied one- to four-family residential properties.

The Bank has an available line of credit under the Federal Reserve Bank Borrower-in-Custody program offered through the Discount Window. Under the terms of the credit line at June 30, 2025 and June 30, 2024, the Bank has pledged certain qualifying securities with a fair market value of $28,777,000 and $28,478,000, respectively. The line bears a variable interest rate equal to the federal funds rate plus 0.50%. At June 30, 2025 and 2024, there was no outstanding balance under this program.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

8. Income Taxes

Allocation of federal and state income taxes between current and deferred portions is as follows:

	For the Year Ended June 30,
(In thousands)	2025	2024
Current tax provision (benefit):
Federal	$(25)	$4
State	43	37
	18	41
Deferred tax expense (benefit):
Federal	(76)	(134)
State	(25)	87
Valuation allowance	55	(33)
	(46)	(80)
Total income tax benefit	$(28)	$(39)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended June 30,
(Dollars in thousands)	2025	2024
Statutory amount	$(62)	$(1)
Increase (decrease) resulting from:
State taxes, net of federal tax expense (benefit)	15	16
Tax exempt interest	(40)	(42)
Bank-owned life insurance	(57)	(73)
Stock-based compensation	27	21
Merger expenses	59	-
Other, net	(25)	(47)
Valuation allowance	55	87
Effective (benefit) tax	$(28)	$(39)
Effective tax rate	(9.6%)	(650.0%)

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The components of the net deferred tax asset are as follows:

	As of June 30,
(In thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$476	$463
Employee benefit plans	490	469
ESOP	41	32
Stock-based compensation	55	38
Accrued rent	7	5
Federal net operating loss carryforward	115	104
Depreciation and amortization	54	26
Charitable Foundation contribution carryforward	374	374
Gross deferred tax assets	1,612	1,511
Valuation allowance	(321)	(266)
Net deferred tax asset	$1,291	$1,245

A summary of the change in the net deferred tax asset is as follows:

	Years Ended June 30,
(In thousands)	2025	2024
Balance at beginning of fiscal year	$1,245	$1,079
Deferred tax expense	46	80
Adoption of ASU 2016-13 (CECL)	-	88
Deferred tax effects of net unrealized gain on available for sale securities	-	(2)
Balance at end of fiscal year	$1,291	$1,245

The calculation of the Company's charitable contribution carryforward deferred tax asset is based upon a carryforward of approximately $1,251,000 of charitable contributions at June 30, 2025. As of June 30, 2025, it has been determined that it is more likely than not that a portion of the benefit from this charitable contribution carryforward will not be realized prior to expiration. As a result, a valuation allowance of $321,000 has been provided on this deferred tax asset for the year ended June 30, 2025. As of June 30, 2024, the valuation allowance related to the benefit from the charitable foundation contribution carryforward was $266,000. The increases of $55,000 in the year ended June 30, 2025 and $87,000 in the year ended June 30, 2024 relate to changes in assumptions regarding the realizability of the charitable contribution carryover. All other deferred tax assets as of June 30, 2025 and 2024 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of these deferred tax assets will be realized.

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

The Company and the Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statues of limitations by the Internal Revenue Service for the years ended December 2021 through 2024. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2021 are open.

At June 30, 2025, the Company has a net operating loss carryover of $549,000 with no expiration date.

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

Federal banking regulations require minimum capital requirements for community banking institutions as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital, Tier 1 capital or total capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. At June 30, 2025, the Company and the Bank met the required capital conservation buffer. Management believes that the Bank’s capital levels will remain characterized as “well capitalized.”

As of June 30, 2025, the most recent notification from the Office of the Comptroller of Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank is subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank's net income for the current year, plus its net income retained for the two previous years, subject to regulatory approval.

The Bank’s actual capital amounts and ratios as of June 30, 2025 and 2024 are also presented in the table below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Total capital (to risk weighted assets)	$66,255	34.2%	$15,489	8.0%	$19,362	10.0%
Common equity Tier 1 capital (to risk weighted assets)	64,476	33.3	8,713	4.5	12,585	6.5
Tier 1 capital (to risk weighted assets)	64,476	33.3	11,617	6.0	15,489	8.0
Tier 1 capital (to adjusted total assets)	64,476	17.8	14,461	4.0	18,076	5.0

June 30, 2024
Total capital (to risk weighted assets)	$65,532	33.8%	$15,501	8.0%	$19,377	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,799	32.9	8,719	4.5	12,595	6.5
Tier 1 capital (to risk weighted assets)	63,799	32.9	11,626	6.0	15,501	8.0
Tier 1 capital (to adjusted total assets)	63,799	17.8	14,317	4.0	17,896	5.0

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

10. Commitments and Contingencies

Loan commitments

The Company is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and advance funds on lines of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

At June 30, 2025 and 2024, the following financial instruments were outstanding whose contract amounts represent credit risk:

(In thousands)	June 30, 2025	June 30, 2024
Commitments to grant loans	$585	$775
Unadvanced funds on equity lines of credit	3,698	4,107
Unadvanced funds on commercial and other lines of credit	1,878	1,998

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

As of June 30, 2025, the Company had entered into two noncancelable operating lease agreements for branch locations. The Company, by policy, does not include renewal options for leases as part of its ROU assets and lease liabilities unless they are deemed reasonably certain to exercise.

The Company’s ROU asset related to operating leases totaled $764,000 and $860,000 at June 30, 2025 and June 30, 2024, respectively and is recognized in the Company's consolidated balance sheet as an operating lease right of use asset.

The weighted average remaining lease term for operating leases was 6.88 years and 7.88 years as of June 30, 2025 and June 30, 2024, respectively. The weighted average discount rate used in the measurement of operating lease liabilities was 3.56% as of June 30, 2025 and 2024. The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding at June 30, 2025 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in the Company's consolidated balance sheet in operating lease liability.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Years ending
(In thousands)	June 30,
2026	$117
2027	119
2028	134
2029	134
2030	134
Thereafter	252
Total minimum lease payments	$890
Less: Imputed interest	(101)
Total lease liability	$789

The cost of lease payments is not included above. Total rent expense for the years ended June 30, 2025 and 2024 amounted to $137,000 and $139,000, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $117,000 for the years ended June 30, 2025 and 2024.

Employment agreements

The Company maintains employment agreements with two executives (each for a term of three years), which provide for a specified annual compensation and certain other benefits as defined in the agreement. Commencing on the first anniversary of the effective date of the agreement and continuing on each anniversary thereafter, members of the Board of Directors may extend the agreement for an additional year.

The Company also maintains change in control agreements with certain executives setting forth the terms and conditions of payment due to the executive and the rights and obligations of the parties in the event of a change in control as defined in the agreement. The agreements are subject to renewal each year by the Board of Directors prior to the anniversary of the effective date.

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

The ESOP funded its purchase of 255,648 shares through a loan from the Company equal to 100% of the purchase price of the common stock. The ESOP trustee will repay the loan principally through the Company's contributions to the ESOP over the loan term of 25 years. At June 30, 2025, the principal balance on the ESOP loan was $2.3 million.

Total compensation expense recognized in connection with the ESOP for the years ended June 30, 2025 and 2024 was $81,000 and $69,000, respectively.

Shares held by the ESOP include the following:

	June 30, 2025	June 30, 2024
Shares held by the ESOP include the following:
Allocated	30,678	20,452
Committed to be allocated	5,114	5,112
Unallocated	219,856	230,084
Total	255,648	255,648

The fair value of unallocated shares was approximately $3.0 million and $1.5 million at June 30, 2025 and June 30, 2024, respectively.

On September 16, 2025, the board of directors approved a resolution authorizing the Company to freeze the ESOP as of October 31, 2025.

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

Pension expense under the plan for the years ended June 30, 2025 and 2024 amounted to $441,000 and $703,000, respectively.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500 amounted to $63,406,000 and $151,773,000 for the plan years ended June 30, 2024 and June 30, 2023, respectively, the latest data on file. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Plan. Contributions of $439,000 and $675,000 were paid by the Company during the years ended June 30, 2025 and 2024, respectively.

The funded status (market value of plan assets divided by funding target) of the Company’s portion of the Pentegra DB Plan as of July 1, 2024 and 2023, was 101.90% and 102.91%, respectively, per the valuation reports. Market value of plan assets reflects any contributions received applied to the 2023-2024 plan year.

On August 19, 2025, the board of directors approved a resolution authorizing the Company to freeze the Pentegra DB Plan as of October 31, 2025.

401(k) plan

The Company has a savings plan which is intended to qualify under Section 401(k) of the Internal Revenue Code. The plan provides for voluntary contributions by participating employees ranging from two percent to fifteen percent of their compensation, subject to certain limitations. The Company matches 10% of the employee’s voluntary contributions up to 3% of their compensation. Employer 401(k) plan contribution expense amounted to $21,000 for the years ended June 30, 2025 and 2024.

On September 16, 2025, the board of directors approved a resolution authorizing the Company to freeze the 401(k) Plan as of October 31, 2025.

Supplemental compensation plan

The Company has entered into a Supplemental Executive Retirement Plan (the “SERP”) with certain officers, which provides for payments upon attaining the retirement age noted in the SERP. The present value of these future payments is provided over the remaining terms of the officers’ employment and at June 30, 2025 and 2024, the accrued liability amounted to $1,007,000 and $941,000, respectively. SERP expense for the years ended June 30, 2025 and amounted to $65,000 and $64,000, respectively. In connection with these SERPs, the Company purchased life insurance policies, which have a cash surrender value of $6.3 million and $6.1 million at June 30, 2025 and 2024, respectively.

In addition, the Company provides death benefits for officers and directors of the Company under the terms of Split Dollar Agreements. The Company has purchased life insurance contracts in connection with these agreements and the cash surrender value of the policies at June 30, 2025 and 2024 amounted to $4.6 million. For the years ended June 30, 2025 and 2024, post-retirement expense related to these obligations amounted to $82,000 and $59,000, respectively.

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

Assets and liabilities measured at fair value on a recurring basis

At June 30, 2025 and 2024, securities available for sale were measured at Level 2 with a fair value of $91,000 and $113,000, respectively. All fair value measurements are obtained from a third- party pricing service and are not adjusted by management. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no securities measured at fair value in Levels 1 and 3.

There are no liabilities measured at fair value on a recurring basis at June 30, 2025 and 2024.

Assets and liabilities measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other financial assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no assets or liabilities measured at fair value on a non-recurring basis at June 30, 2025 or 2024.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and 2024.

	June 30, 2025
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$24,665	$24,665	$-	$-	$24,665
Securities available for sale	91	-	91	-	91
Securities held to maturity	145,752	-	136,435	-	136,435
Federal Home Loan Bank of Boston stock	704	-	-	704	704
Loans, net	177,214	-	-	161,693	161,693
Accrued interest receivable	1,451	-	-	1,451	1,451

Liabilities:
Deposits	274,175	-	-	257,621	257,621
Long-term borrowings	10,350	-	-	10,367	10,367

	June 30, 2024
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$26,959	$26,959	$-	$-	$26,959
Securities available for sale	113	-	113	-	113
Securities held to maturity	146,994	-	133,420	-	133,420
Federal Home Loan Bank of Boston stock	704	-	-	704	704
Loans, net	170,438	-	-	152,164	152,164
Accrued interest receivable	1,398	-	-	1,398	1,398

Liabilities:
Deposits	270,841	-	-	251,463	251,463
Long-term borrowings	10,350	-	-	10,282	10,282

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

There were no options granted during the year ended June 30, 2025 and 2024.

A summary of stock option activity for the year ended June 30, 2025 is presented in the table below:

	Outstanding				Nonvested
	Stock Option Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Stock Option Grants	Weighted Average Grant Date Fair Value
Balance at June 30, 2024	273,000	$8.33	-	-	218,400	$3.17
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Vested	-	-	-	-	(54,600)	3.17
Balance at June 30, 2025	273,000	$8.33	7.70	-	163,800	$3.17
Exercisable at June 30, 2025	109,200	$8.33	7.70	-	-	-
Unrecognized compensation cost	$466,000
Weighted average remaining recognition period (years)	2.70

Stock-based compensation expense applicable to stock options for the years ended June 30, 2025 and 2024 was $173,000. For the years ended June 30, 2025 and 2024, the tax benefits related to stock-based compensation expense applicable to stock-options was $16,600. There were no stock options exercised during the years ended June 30, 2025 and 2024.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

Restricted Stock

Shares issued may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will become available for reissuance under the 2023 Equity Plan. The fair market value of shares awarded, based on the market price at the date of grant, is amortized over the applicable vesting period. Restricted stock awarded to date has been at no cost to the awardee. The following table presents activity in restricted stock awards under the 2023 Equity Plan for the year ended June 30, 2025:

	Restricted Stock Awards	Weighted Average Grant Price
Non-vested restricted stock awards at July 1, 2024	88,800	$8.35
Granted	-	-
Vested	(22,200)	8.35
Forfeited	-	-
Non-vested restricted stock awards at June 30, 2025	66,600	$8.35
Unrecognized compensation cost	$500,000
Weighted average remaining recognition period (years)	2.70

Stock-based compensation related to restricted stock for the years ended June 30, 2025 and 2024 was $185,000. There were no tax benefits related to stock-based compensation expense applicable to restricted stock for the years ended June 30, 2025 and 2024.

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

14. Other General and Administrative Expenses

Included in other general and administrative expenses for the year ended June 30, 2025 and 2024 are certain items exceeding 1% of the Company's total interest and non-interest income as follows:

	June 30,
	2025	2024
Legal expense	$334	$100
Audit expense	329	298
Directors' compensation expense	157	157

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

15. Parent Company Condensed Financial Statements

Financial information as of June 30, 2025 and 2024 and for the years then ended pertaining to CFSB Bancorp, Inc. is as follows:

BALANCE SHEETS

	June 30,
	2025	2024
Assets:
Cash and due from banks	$8,463	$9,355
Investment in Colonial Federal Savings Bank	64,475	63,800
Due from Colonial Federal Savings Bank	208	170
Accrued interest receivable on ESOP loan	38	39
Deferred tax assets	94	141
ESOP loan	2,344	2,416
Other assets	169	165
Total assets	$75,791	$76,086

Liabilities and Stockholders' Equity:
Liabilities
Other liabilities	$61	$35
Total liabilities	61	35
Stockholders' Equity
Common stock	$65	$65
Additional paid-in capital	28,476	28,139
Retained earnings	49,961	50,226
Treasury stock	(573)	(78)
Accumulated other comprehensive loss	-	-
ESOP-Unearned compensation	(2,199)	(2,301)
Total stockholders' equity	75,730	76,051
Total liabilities and stockholders' equity	$75,791	$76,086

STATEMENTS OF OPERATIONS

	For the Year Ended
	June 30,	June 30,
	2025	2024
Interest income	$79	$80
Operating expenses	678	284
Loss before income taxes and equity in undistributed net income in Colonial Federal Savings Bank	(599)	(204)
Applicable income tax expense (benefit)	(18)	31
Loss before equity in undistributed net income of Colonial Federal Savings Bank	(581)	(235)
Equity in undistributed net income of Colonial Federal Savings Bank	316	268
Net (loss) income	$(265)	$33

CFSB Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(265)	$33
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of Colonial Federal Savings Bank	(316)	(268)
Decrease in due from Colonial Federal Savings Bank	38	444
(Increase) Decrease in accrued interest receivable	(1)	1
Other, net	75	(398)
Net cash used in operating activities	(469)	(188)
Cash flows from investing activities:
Principal payments received on ESOP loan	72	70
Net cash provided by investing activities	72	70
Cash flows from financing activities:
Purchase of treasury stock	(495)	(78)
Net cash used in financing activities	(495)	(78)
Net change in cash and cash equivalents	(892)	(196)
Cash and cash equivalents at beginning of period	9,355	9,551
Cash and cash equivalents at end of period	$8,463	$9,355

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Treasurer and Chief Operating Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2025, the Company’s Chief Executive Officer and Treasurer and Chief Operating Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer and Chief Operating Officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control —Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Chief Executive Officer and Treasurer and Chief Operating Officer, concluded that our internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of June 30, 2025.

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

Item 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Delinquent Section 16(a) Reports

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports required to be filed during the year ended June 30, 2025, we believe that no executive officer, director or 10% beneficial owner of shares of Company common stock failed to file an ownership report on a timely basis.

Directors

Information regarding the directors is provided below as of August 31, 2025. Unless otherwise stated, each individual has held his or her current occupation for the last five years.

Paul N. Baharian has over 40 years of experience in congregate elderly housing serving as the Executive Director of 1000 Southern Artery in Quincy, Massachusetts. He retired in 2010. Mr. Baharian currently serves on the Board of Trustees of 1000 Southern Artery. He also has both commercial and residential banking experience with South Shore National Bank prior to joining 1000 Southern Artery. Mr. Baharian has extensive experience in management, customer service and employee relations. Mr. Baharian has been involved in many civic and community projects over the years. Age 79. Director since 2000. Term expiring in 2026.

Robert Guarnieri retired as President and Chief Executive Officer of Colonial Federal Savings Bank in 2012. He has been associated with Colonial Federal Savings Bank since 1975 and had served as Controller and Treasurer before being elected as the President and Chief Executive Officer and a director in 1989. He also served as Chairman of the Board for five years. Mr. Guarnieri formerly worked at the accounting firm of KPMG. He was a certified public accountant for many years. Mr. Guarnieri has a strong banking and accounting background and an excellent track record in sales, customer assessment, risk management and team building. Over the years, he has served on numerous boards in the congregate housing industry and various charitable endeavors. Age 79. Director since 1989. Term expiring in 2026.

Edward J. Keohane is the past Chairman of the Board of Colonial Federal Savings Bank. He is the retired president of Keohane Funeral Service in Quincy, Massachusetts. Mr. Keohane is associated with Keohane Funeral Service in an advisory and mentoring role. He has extensive experience in the service industry and in employee recruitment, retention and professional development. He is a former president and director of National Selected Morticians. He is also one of the founders of the Quincy Chamber of Commerce and served as its first president. He brings a wealth of business knowledge, community and civic involvement to Colonial Federal Savings Bank. Age 81. Director since 1980. Term expiring in 2025.

Stephen D. Marini has over 45 years of experience as a certified public accountant and an auditor. He is a retired vice president of the firm of Gerald T. Reilly & Co. CPAs. Mr. Marini serves as Chairperson of the Audit Committee. Mr. Marini also served on the Board of the former Braintree Savings Bank. He has significant experience building relationships with clients and developing employees. He had served as a director of the South Shore Chamber of Commerce for many years and has been involved in many non-profit and charitable endeavors. Age 79. Director since 1997. Term expiring in 2027.

Michael E. McFarland is the President and Chief Executive Officer of Colonial Federal Savings Bank. He has served in this position for twelve years. His position as President and Chief Executive Officer fosters clear accountability, effective decision making, a clear and direct channel of communication from senior management to the full board of directors, and alignment on corporate strategy. Mr. McFarland has served as an elected member of both the Quincy City Council and the Quincy School Committee. Mr. McFarland has been involved in many community and civic endeavors including past board member of both the Quincy and South Shore Chambers of Commerce. He serves on the Quincy Affordable Housing Trust. Mr. McFarland serves on the Board of Trustees of 1000 Southern Artery in Quincy. Age 71. Director since 1994. Term expiring in 2025.

James M. O’Leary, Jr. is the Chairman of the Board of Colonial Federal Savings Bank. He was elected Chairperson in 2018. Mr. O’Leary is the President and Treasurer of Milton E. T. Lawrence Insurance Agency, a group insurance provider. Mr. O’Leary has extensive experience in insurance, employee benefit plans and risk management. He brings a wealth of knowledge of local contacts, sales experience, extensive insights into customers and the local real estate market. Mr. O’Leary is a former member of the BID Milton Hospital Board of Advisors. He is actively involved in a variety of civic and educational institutions. Age 69. Director since 2014. Term expiring in 2027.

Tracy L. Wilson is a life-long resident of Quincy, Massachusetts. Ms. Wilson is an attorney and president of the Law Offices of Tracy Wilson, P.C., with offices located in Quincy and Canton, Massachusetts. Ms. Wilson is a former Norfolk County Assistant District Attorney. Ms. Wilson brings considerable legal perspective to both policy and employment matters. She is active in the local legal community, specializing in probate/estate, guardianship, civil litigation, divorce/family law and mediation/conciliation. Ms. Wilson has raised thousands of dollars for Children’s Hospital-Boston running with the Miles for Miracles Team in the Boston Marathon. She remains active in the community, participates in various local charities and civic organizations, and is a long-time sponsor and supporter of local youth sports and the arts. Age 56. Director since 2018. Term expiring in 2025.

Executive Officers Who Are Not Directors

The following sets forth information regarding our executive officers who are not directors. Age information is as of August 31, 2025. The executive officers of CFSB Bancorp and Colonial Federal Savings Bank are elected annually.

Susan J. Shea, age 67, has been employed at Colonial Federal Savings Bank since 1978 and is currently our Treasurer and Chief Operating Officer, positions she has held since 2013. Ms. Shea serves as a member of the Loan Committee, Asset Review Committee, Asset/Liability Committee, Compliance Committee and IT Steering Committee.

Kemal A. Denizkurt, age 59, is the Senior Vice President of Financial Markets. He joined Colonial Federal Savings Bank in 2000 to manage interest rate risk and the investment portfolio. Mr. Denizkurt serves as Chairman of the Asset/Liability Committee and the Compliance Committee and oversees both compliance and internal audit programs for Colonial Federal Savings Bank. He is a long-serving member of the Loan Committee, conducts internal loan review, and provides oversight of the commercial real estate participation loan portfolio, including credit underwriting and monitoring. Prior to joining Colonial Federal Savings Bank, Mr. Denizkurt was a national bank examiner for the Office of Thrift Supervision, conducting safety and soundness examinations for a ten-year period. Mr. Denizkurt is a long-time member of the Zoning Board of Appeals in Weymouth, Massachusetts and currently serves as Chairman and also sits on the NAS Zoning Board of Appeals.

William R. Esselstyn, age 57, is Senior Vice President of Information Systems for Colonial Federal Savings Bank, a position he has held since 1999. He also serves as the Information Security Officer and is the Assistant Secretary of the Bank. He is a member of the Compliance Committee and IT Steering Committee and is responsible for E-Banking services. Mr. Esselstyn began his employment at Colonial Federal Savings Bank in 1987. He is active in the local Quincy and Braintree communities, and currently serves as Treasurer of the Wollaston Church of the Nazarene.

Mary E. Kuropatkin, age 56, is the Senior Vice President of Retail Banking for Colonial Federal Savings Bank. She has served in this position and also as Colonial Federal Savings Bank’s BSA Officer since 1999. Ms. Kuropatkin began her employment with Colonial Federal in 1985. Ms. Kuropatkin serves as a member of the Asset/Liability Committee, Compliance Committee and IT Steering Committee.

Angela M. Blanchard, age 58, is the Senior Vice President of Retail Lending and CRA Officer of Colonial Federal Savings Bank, positions she has held since 2012. She joined Colonial Federal in 1996. Ms. Blanchard serves as a member of the Loan Committee, the Asset Review Committee, the Asset/Liability Committee and the Compliance Committee. Prior to joining Colonial Federal Savings Bank, Ms. Blanchard was an Assistant Vice President – Asset Manager/Commercial Loan Workout Officer for Shawmut Bank N.A.

Insider Trading Policy

Our Board of Directors has adopted an Insider Trading Policy, which is filed as an exhibit to this Annual Report on Form 10-K, that governs the purchase, sale, and other dispositions of CFSB Bancorp’s securities by our executive officers, directors, and employees and that is reasonably designed to promote compliance with insider trading laws, rules, and regulations and Nasdaq listing standards. Our Insider Trading Policy prohibits CFSB Bancorp’s executive officers, directors, and employees from engaging in any derivative or hedging transactions in CFSB Bancorp’s securities, including but not limited to short sales, put options, call options, collars, futures contracts, forward contracts, and swaps.

Code of Ethics for Senior Officers

We adopted a Code of Ethics for Senior Officers, which includes our principal executive officer and principal financial officer. The Code of Ethics for Senior Officers addresses conflicts of interest, the treatment of confidential information, and compliance with applicable laws, rules and regulations. In addition, it is designed to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. The Code of Ethics for Senior Officers is available in the Corporate Governance portion of the Investor Relations section of Colonial Federal Savings Bank’s website (www.colonialfed.com). Any amendments to and waivers from the Code of Ethics for Senior Officers will be disclosed in the Investor Relations section of Colonial Federal Savings Bank’s website.

A copy of the Code of Ethics for Senior Officers is available to shareholders of the “Investor Relations” portion on the Bank's website of www.colonialfed.com.

Audit Committee

The Audit Committee meets periodically with the independent registered public accounting firm and management to review accounting, auditing, internal control structure and financial reporting matters. The committee also receives and reviews the reports and findings and other information presented to them by CFSB Bancorp’s officers regarding financial reporting policies and practices. The Audit Committee also reviews the performance of CFSB Bancorp’s independent registered public accounting firm, the internal audit function and oversees policies associated with financial risk assessment and risk management. The Audit Committee selects the independent registered public accounting firm and meets with them to discuss the results of the annual audit and any related matters. The Board of Directors believes that Mr. Marini qualifies as an “audit committee financial expert” as such term is defined by the rules and regulations of the Securities and Exchange Commission.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our President and Chief Executive Officer and our two other most highly compensated executive officers for the years ended June 30, 2025 and 2024. Each individual listed in the table below is referred to as a “Named Executive Officer.”

Name and Principal Position	Year	Salary	Bonus	All other compensation(1)	Total
Michael E. McFarland	2025	$335,240	$-	$18,346	$353,586
President and Chief Executive Officer	2024	327,740	-	18,545	346,285

Susan J. Shea	2025	254,550	25,000	4,729	$284,279
Treasurer and Chief Operating Officer	2024	247,800	25,000	11,475	284,275

Kemal A. Denizkurt	2025	189,400	20,000	1,896	$211,296
Senior Vice President of Financial Markets	2024	184,700	20,000	7,222	211,922

(1) The compensation represented by the amounts for 2025 set forth in the “Other Compensation” column for the named executive officers is detailed in the following table. The table excludes perquisites, which did not exceed $10,000 for any Named Executive Officer.

Name	401(k) Plan Matching Contributions	Automobile Allowance	Life Insurance Premiums	BOLI Income(a)	Total All Other Compensation
Michael E. McFarland	$3,093	$6,541	$7,870	$842	$18,346
Susan J. Shea	3,106	-	568	1,055	4,729
Kemal A. Denizkurt	1,200	-	244	452	1,896

(a) Represents imputed income on bank-owned life insurance and a cash reimbursement to offset taxes due on the imputed income.

Stock-Based Compensation

Set forth below is certain information regarding outstanding equity awards granted to the named executive officers at June 30, 2025:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards(1)				Stock Awards(1)

Market
	Number of	Number of			Number of	value of
	securities	securities			shares or	shares or
	underlying	underlying			units of	units of
	unexercised	unexercised	Options	Options	stock that	stock that
	options	options	exercise	expiration	have not	have not
Name	exercisable	unexercisable	price ($)	date	vested (#)	vested

Michael E. McFarland	25,600	34,400	7.99	3/22/2033	14,400	197,568
Susan J. Shea	19,200	28,800	7.99	3/22/2033	10,800	148,176
Kemal A. Denizkurt	5,600	8,400	7.99	3/22/2033	3,600	49,392

(1) Awards vest at a rate of 20% per year beginning on March 22, 2024.

(2) Based on the fair market value of our common stock on June 30, 2025 of $13.72 per share.

Agreements and Benefit Plans

Employment Agreements. Colonial Federal Savings Bank maintains amended and restated employment agreements with Mr. McFarland and Ms. Shea. The employment agreements have terms of three years. As of each January 1, the board of directors may extend the terms of the agreements for one additional year, so that the remaining terms are three years, unless the executive gives notice to Colonial Federal Savings Bank of non-renewal. In connection with determining whether to renew the terms of the employment agreements, the disinterested members of the board of directors of Colonial Federal Savings Bank will conduct a comprehensive evaluation and review of each executive’s performance. Notwithstanding the foregoing, if CFSB Bancorp or Colonial Federal Savings Bank enters into an agreement to effect a transaction that would constitute a change in control, as defined under the employment agreements, the term of the agreements would automatically extend so that they would expire no less than two years following the effective date of the change in control.

The employment agreements specify the base salaries of Mr. McFarland and Ms. Shea, which currently are $330,900 and $250,800, respectively. The board of directors of Colonial Federal Savings Bank will review the executives’ salaries each year to determine whether any adjustment is necessary. In addition to base salary, the agreements provide that the executives will participate in any bonus plan or arrangement of Colonial Federal Savings Bank in which senior management is eligible to participate. The executives are also entitled to participate in all employee benefit plans, arrangements and perquisites offered to employees and officers of Colonial Federal Savings Bank and to the reimbursement of reasonable business expenses incurred in the performance of his or her duties with Colonial Federal Savings Bank.

Colonial Federal Savings Bank may terminate the executives’ employment, or the executives may resign from their employment, at any time with or without “good reason.” Under the employment agreements, if Colonial Federal Savings Bank terminates the executive’s employment without “cause” or the executive voluntary resigns for “good reason” (i.e., following a “qualifying termination event”), Colonial Federal Savings Bank will pay the executive a lump sum severance payment equal to the base salary he or she would have received during the remaining term of the employment agreement. In addition, the executive will continue to participate in benefit plans that provide medical, dental and life insurance for the remaining term of the employment agreement based on the same terms and conditions provided to senior officers. If Colonial Federal Savings Bank cannot provide those benefits, it will either provide the coverage under a comparable individual policy or make a cash equivalent payment to the executive.

A “good reason” condition under the employment agreements means a material reduction in the executive’s responsibilities or authority, an assignment of duties of a non-executive nature or duties for which the executive is not reasonably equipped by skills and experience, the failure to nominate the executive to the board of directors (in the case of Mr. McFarland), a reduction in salary or benefits, termination of incentive and benefit plans, programs or arrangements, or a reduction of the executive’s participation in those plans, programs or arrangements that is not applicable to other similarly situated participants, a relocation of the executive’s principal place of employment of more than 35 miles from its location at the effective date of the employment agreement, or a liquidation or dissolution of Colonial Federal Savings Bank.

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

Change in Control Agreement. Colonial Federal Savings Bank maintains a change in control agreement with Mr. Denizkurt. As of each January 1, the board of directors may extend the term of the agreement for one additional year, so that the remaining term is again two years, unless the executive gives notice to Colonial Federal Savings Bank of non-renewal. Notwithstanding the foregoing, if CFSB Bancorp or Colonial Federal Savings Bank enters into an agreement to effect a transaction that would constitute a change in control, as defined under the change in control agreement, the term of the agreement would automatically extend so that it would expire no less than two years following the effective date of the change in control.

Upon termination of the executive’s employment by Colonial Federal Savings Bank or its successor without “cause” or by the executive with “good reason” on or within two years after the effective date of a change in control of Colonial Federal Savings Bank or CFSB Bancorp, the executive would be entitled to a severance payment equal to two times the amount reported in Box 5 of the executive’s Form W-2 plus (1) the executive’s share of non-taxable premiums paid for medical and dental insurance and (2) deductions taken from the executive’s compensation to fund the executive’s flexible spending account, each for the calendar years preceding the year of the executive's termination of employment or preceding the year in which the change in control occurs, whichever is higher. In addition, the executive will continue to participate in benefit plans that provide medical and life insurance for 24 months. If Colonial Federal Savings Bank or its successor cannot provide those benefits, it will either provide the coverage under a comparable individual policy or make a cash equivalent payment to the executive.

A “good reason” condition under the change in control agreement means a material reduction in base salary, a material reduction in authority, duties or responsibilities associated with the executive’s position with Colonial Federal Savings Bank, a relocation of the executive’s principal place of employment of more than 35 miles from its location as of the date of the agreement, an action by the bank that adversely effects the executive’s overall compensation and benefits (unless the changes are made to substantially all employees), or the failure of a successor to assume Colonial Federal Savings Bank’s obligation under the change in control agreement.

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

If the executive separates from service before his or her normal retirement date, but after attaining age 62 and completing at least ten years of service with Colonial Federal Savings Bank, the executive will receive his or her vested retirement benefit. An executive is 0% vested in his or her benefit prior to attaining age 62, 91% vested at age 62, 94% vested at age 63, 97% at age 64 and 100% vested at age 65. The executive becomes 100% vested in his or her retirement benefit under the Deferred Compensation Plan if he or she is involuntarily separated from service within 24 months following a change in control of CFSB Bancorp or Colonial Federal Savings Bank and is entitled to the change in control benefit regardless of his or her age and years of service.

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

CFSB Bancorp, Inc. 2023 Equity Incentive Plan. The CFSB Bancorp, Inc.’s stockholders approved the CFSB Bancorp, Inc. 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”) at the Annual Meeting of Stockholders on February 21, 2023. The 2023 Equity Incentive Plan authorizes the issuance or delivery to participants of up to 447,384 shares of CFSB Bancorp common stock pursuant to grants of incentive and non-qualified stock options, restricted stock awards and restricted stock units. The total number of shares initially reserved for restricted stock is 127,824 and 319,560 shares are initially reserved for options. Any options forfeited because vesting requirements are not met or expired will become available for re-issuance under the 2023 Equity Plan. The exercise price of each option equals the market price of the CFSB Bancorp’s stock on the date of the grant and the maximum term of each option is ten years. Options and awards generally vest ratably over three to five years. The fair value of shares awarded is based on the market price at the date of grant.

Group Term Replacement Plan. Ms. Shea and Mr. Denizkurt each participate in the Colonial Federal Savings Bank Group Term Replacement Plan (the “Group Term Replacement Plan”). Under the Group Term Replacement Plan, the participant’s interest in the death benefit equals the benefit set forth on the participant’s individual split dollar endorsement. Colonial Federal Savings Bank owns the bank-owned life insurance policies purchased to fund the death benefits under the Group Term Replacement Plan and has the right to receive all death benefits under the policies after the satisfaction of the participant’s interest. Under the Group Term Replacement Plan, the death benefit for Ms. Shea and Mr. Denizkurt equals the lesser of (a) two times the participant’s base salary (determined as of the earliest of (1) death, (2) disability or (3) the normal retirement date, which occurs on the participant’s termination of employment after attaining age 65) or (b) $550,000 (in the case of Ms. Shea) and $587,784 (in the case of Mr. Denizkurt).

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

Director's Compensation

The following table sets forth for the year ended June 30, 2025 certain information as to the total remuneration paid to directors other than Michael E. McFarland, who is also our President and Chief Executive Officer, receives no compensation for being a director.

	Fees earned	Stock	Option	All other
Director	or paid in cash	awards (1)	awards (2)	compensation (3)	Total
Paul Baharian	$25,200	$-	$-	$1,915	$27,115
Robert Guarnieri	25,800	-	-	8,241	34,041
Edward Keohane	25,800	-	-	4,047	29,847
Stephen Marini	25,800	-	-	2,274	28,074
James O'Leary	25,800	-	-	477	26,277
Tracy Wilson	25,800	-	-	106	25,906

(1)
Each director listed in the table was granted 6,000 shares of restricted stock during the year ended June 30, 2023, 3,600 of which remain unvested at June 30, 2025.
(2)
Each director listed in the table was granted 14,000 stock options during the year ended June 30, 2023, 8,400 of which remain unvested at June 30, 2025.
(3)
Represents imputed income on bank-owned life insurance and a cash reimbursement to offset taxes due to the imputed income.

Director Fees

Directors of Colonial Federal Savings Bank receive a fee of $2,000 per board meeting and $600 per Audit Committee meeting. No additional fees are paid for service on the Board of Directors of CFSB Bancorp.

Split Dollar Life Insurance Agreements

Colonial Federal Savings Bank maintains Amended and Restated Colonial Federal Savings Bank Split Dollar Agreements with each of the directors. Colonial Federal Savings Bank purchased life insurance policies on the life of each director in an amount sufficient to provide for the benefits under the plan. The director has the right to designate the beneficiary who will receive his or her share of the proceeds payable upon his or her death. The policies are owned by Colonial Federal Savings Bank, which paid the premium due on the policies. In accordance with their agreements, upon the death of a covered director, the proceeds of the policy are divided between the executive’s beneficiary, who is entitled to the “director’s interest” and Colonial Federal Savings Bank, which is entitled to the remainder of the death benefit. The director’s interest is initially $50,000 and increases at the beginning of each plan year by $10,000 up to a maximum of $250,000; provided, however, that the director’s interest will not increase after the director’s termination from service on the Board of Directors. The agreement may only be amended or terminated by written agreement signed by Colonial Federal Savings Bank and the director. In addition, Colonial Federal Savings Bank will impute the economic benefit to the director on an annual basis and will pay the director annually the amount necessary to pay the federal and state taxes attributable to the imputed income.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Ownership of certain beneficial owners, directors and executive officers

The following table sets forth for the year ended June 30, 2025 information regarding stock ownership of certain beneficial owners, directors, and executive officers:

Percent of
	Number of	Common Stock
	Shares Owned (1)(2)	Outstanding (3)

15 Beach, MHC	3,586,903	54.2%
15 Beach Street
Quincy, MA 02170
Directors:
Paul N. Baharian	30,600	*
Robert Guarnieri	24,100(4)	*
Edward J. Keohane	26,600(5)	*
Stephen D. Marini	26,600(6)	*
Michael E. McFarland	76,814(5)	*
James M. O'Leary, Jr.	26,600(8)	*
Tracy L. Wilson	16,800(9)	*
Named Executive Officers Who
Are Not Directors:
Kemal A. Denizkurt	23,291(10)	*
Susan J. Shea	53,770(11)	*
All other directors and executive
officers as a group
(12 persons)	381,868	5.8%

* Less than 1%.

(1) Includes unvested shares of restricted stock as follows: Messrs. Baharian, Guarnieri, Keohane, Marini, O'Leary and Denizkurt and Ms. Wilson - 3,600 shares each; Mr. McFarland - 14,400 shares; and Ms. Shea - 10,800 shares.

(2) Includes shares subject to stock options exercisable within 60 days of August 8, 2025 within 60 days of August 8, 2025 as follows: Messrs. Baharian, Guarnieri, Keohane, Marini, O'Leary and Denizkurt and Ms. Wilson - 5,600 shares each; Mr. McFarland - 25,600 shares; and Ms. Shea - 19,200 shares.

(3) Based on 6,548,575 shares outstanding as of August 8, 2025 and the number of stock options exercisable within 60 days of August 8, 2025

(4) Includes 2,500 shares held by his spouse

(5) Includes 5,000 shares held by his spouse's trust

(6) Includes 5,000 shares held by his spouse

(7) Includes 5,000 shares held by his spouse and 4,215 shares held through the ESOP

(8) Includes 5,000 shares held by his spouse

(9) Includes 100 shares held by her child and 100 shares held by her spouse for the benefit of a child

(10) Includes 2,390 shares held through the ESOP

(11) Includes 2,500 shares held by her spouse and 3,147 shares held through the ESOP

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of June 30, 2025 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance. Additional information regarding stock-based compensation plans is presented in Note 13 of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Board of Directors currently consists of seven members. Because 15 Beach, MHC owns a majority of our outstanding common stock, we are a “controlled company” within the meaning of The NASDAQ corporate governance guidelines. As a “controlled company,” we are exempt from certain requirements, including that a majority of our Board of Directors be independent under those standards, and that executive compensation and director nominations be overseen by independent directors. However, at the present time, all of our directors are considered independent under the listing standards of the NASDAQ Stock Market, except for Michael E. McFarland, who serves as President and Chief Executive Officer of CFSB Bancorp and Colonial Federal Savings Bank. There were no transactions that the Board of Directors needed to review that are not required to be reported under “Other Information Relating to Directors and Executive Officers—Transactions With Related Persons” that would bear in the determination of the independence of the directors.

Transactions with Related Persons

The federal securities laws generally prohibit publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Colonial Federal Savings Bank, to their executive officers and directors in compliance with federal banking regulations. Federal regulations permit executive officers and directors to receive the same terms that are widely available to other employees as long as the director or executive officer is not given preferential treatment compared to the other participating employees. At June 30, 2025, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to CFSB Bancorp or Colonial Federal Savings Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original repayment terms at June 30, 2025.

Neither CFSB Bancorp nor Colonial Federal Savings Bank entered into any transactions in the fiscal year ended June 30, 2025 in which the amount involved exceeded $120,000 and in which any related persons had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services.

Wolf & Company, P.C. served as our independent registered public accounting firm for the year ended June 30, 2025.

Audit Fees. The following table sets forth the fees that Wolf & Company, P.C. billed to the Company and the Bank for the years ended June 30, 2025 and 2024, respectively.

	2025	2024
Audit fees	$200,000	$184,000
Tax fees	29,000	26,800
All other fees(1)	52,500	46,438

(1)
Consists of fees related to Information Technology assurance, Bank Secrecy Act model validation and licenses for Wolf PAC Module for 2025, Information Technology assurance, consent, licenses for Wolf PAC Module and adoption of ASU 2016-13 for 2024.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm. The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. This approval process ensures that the firm does not provide any non-audit services to us prohibited by law or regulation.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

Our consolidated financial statements are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

(2) Financial Statement Schedules:

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed below.

Exhibit Number	Description	Form	File No.	Exhibit	Exhibit Filing Date	Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of May 202, 2025, by and among Hometown Financial Group, MHC, Hometown Financial Group, Inc., Hometown Financial Acquisition Corp. II, 15 Beach, MHC and Colonial Federal Savings Bank	8-K	001-41220	2.1	May 21, 2025
3.1	Charter of CFSB Bancorp, Inc.	S-1	333-259406	3.1	September 9, 2021
3.2	Bylaws of CFSB Bancorp, Inc.	S-1	333-259406	3.2	October 26, 2021
4.0	Form of Common Stock Certificate of CFSB Bancorp, Inc.	S-1	333-259406	4	September 9, 2021
10.1	Amended and Restated Employment Agreement between Colonial Federal Savings Bank and Michael E. McFarland	S-1	333-259406	10.1	September 9, 2021
10.2	Amended and Restated Employment Agreement between Colonial Federal Savings Bank and Susan J. Shea	S-1	333-259406	10.2	September 9, 2021
10.3	Change in Control Agreement between Colonial Federal Savings Bank and Kemal A. Denizkurt	S-1	333-259406	10.3	September 9, 2021
10.4	Amended and Restated Deferred Compensation Plan between Colonial Federal Savings Bank and Michael E. McFarland	S-1	333-259406	10.4	September 9, 2021
10.5	Amended and Restated Deferred Compensation Plan between Colonial Federal Savings Bank and Susan J. Shea	S-1	333-259406	10.5	September 9, 2021
10.6	Amended and Restated Deferred Compensation Plan between Colonial Federal Savings Bank and Kemal A. Denizkurt	S-1	333-259406	10.5	September 9, 2021
10.7	Form of Amended and Restated Colonial Federal Savings Bank Group Term Replacement Plan	S-1	333-259406	10.7	September 9, 2021
10.8	Retirement Death Benefit Only Plan between Colonial Federal Savings Bank and Michael E. McFarland	S-1	333-259406	10.8	September 9, 2021
10.9	Amended and Restated Split Dollar Agreement between Colonial Federal Savings Bank and Michael E. McFarland	S-1	333-259406	10.9	September 9, 2021
10.10	Amended and Restated Split Dollar Agreement between Colonial Federal Savings Bank and Paul Baharian	S-1	333-259406	10.1	September 9, 2021
10.11	Amended and Restated Split Dollar Agreement between Colonial Federal Savings Bank and Edward Keohane	S-1	333-259406	10.11	September 9, 2021
10.12	Amended and Restated Split Dollar Agreement between Colonial Federal Savings Bank and Stephen Marini	S-1	333-259406	10.12	September 9, 2021

10.13	Amended and Restated Split Dollar Agreement between Colonial Federal Savings Bank and James M. O’Leary, Jr.	S-1	333-259406	10.13	September 9, 2021
10.14	CFSB Bancorp, Inc. 2023 Equity Incentive Plan	DEF 14A	001-41220	Appendix A	January 13, 2023
19.1	Insider Trading Policy					X
21.1	Subsidiaries of CFSB Bancorp, Inc.	10-K	001-41220	21.1	September 22, 2022
23.1	Consent of Wolf & Company, P.C.					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	CFSB Bancorp, Inc. Clawback Policy					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL)					X

16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFSB BANCORP, INC.

Date: September 18, 2025	By:	/s/ Michael E. McFarland
Michael E. McFarland
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael E McFarland	President, Chief Executive Officer and Director	September 18, 2025
Michael E McFarland	(Principal Executive Officer)

/s/ Susan Shea	Treasurer and Chief Operating Officer	September 18, 2025
Susan Shea	(Principal Financial and Accounting Officer)

/s/ James M. O'Leary, Jr.	Chairman of the Board	September 18, 2025
James M. O'Leary, Jr.

/s/ Paul N. Baharian	Director	September 18, 2025
Paul N. Baharian

/s/ Robert Guarnieri	Director	September 18, 2025
Robert Guarnieri

/s/ Edward J. Keohane	Director	September 18, 2025
Edward J. Keohane

/s/ Stephen D. Marini	Director	September 18, 2025
Stephen D. Marini

/s/ Tracy L. Wilson	Director	September 18, 2025
Tracy L. Wilson